Form 10QSB
period 2001-09-30
CONSOLIDATED PICTURES CORP
filed 2001-11-14
CIK 1141395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


                                    000-33327
                             Commission file number

                           CONSOLIDATED PICTURES CORP.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                   13-4151225
           (State of incorporation)                         (IRS Employer
                                                       Identification Number)

                               54 Hamilton Terrace
                               New York, NY 10031
                     (Address of principal executive office)

                                 (646) 554-4768
                           (Issuer's telephone number)

         Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No[ ]

    and

(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Applicable only to corporate issuers

As of September 30, 2001, there were 4,550,000 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Consolidated Pictures Corp.
Form 10-QSB Quarterly Report

                                      INDEX
                                                                          PAGE
PART I        FINANCIAL INFORMATION                                        3
Item 1        Financial statements                                         3
Item 2        Management's discussion and analysis of financial
              condition and results of operations                          9

PART II       OTHER INFORMATION                                           11
Item 1        Legal proceedings                                           11
Item 2        Changes in securities and use of proceeds                   11
Item 3        Defaults upon senior securities                             11
Item 4        Submission of matters to a vote of security holders         11
Item 5        Other information                                           11
Item 6        Exhibits and reports on Form 8-K                            11

              SIGNATURES                                                  12

Consolidated Pictures Corp.
(a development stage company)

Balance Sheet
September 30, 2001 (unaudited)

                                                                  September 30, 2001
                                                                     (unaudited)
                                         ASSETS
Current Assets:
  Cash and Cash Equivalents                                   $      431
  Deferred Offering Costs (note 1)                                 2,133
                                                              ----------

     Total Current Assets                                                          2,564
                                                                             -----------

Total Assets                                                                 $     2,564
                                                                             ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts Payable                                                   700
  Other                                                            1,000
                                                              ----------

     Total Current Liabilities                                                     1,700

Advances from Stockholder (note 2)                                                 1,566
                                                                             -----------

     Total Liabilities                                                             3,266

Stockholders' Equity:
  Common Stock par value $0.0001
    Authorized 50,000,000, issued and                                455
    outstanding 4,550,000
  Preferred Stock par value $0.0001
    Authorized 5,000,000, none issued and
    outstanding
  Additional Paid In Capital                                       1,545
  Deficit Accumulated During Development Stage                    (2,702)
                                                             -----------

     Total Stockholders' Equity (Deficiency)                                        (702)
                                                                             -----------

     Total Liabilities & Stockholders' Equity (Deficiency)                   $     2,564
                                                                             ===========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. See Notes to Financial Statements.

Consolidated Pictures Corp.
(a development stage company)

Statement of Operations

For the three months ended September 30, 2001 (unaudited) and for the period
January 16, 2001 (inception) to September 30, 2001 (unaudited)


                                                                       For the period
                                                                      January 16, 2001
                                    For the three months ended         (inception) to
                                        September 30, 2001           September 30, 2001
                                           (unaudited)                   (unaudited)
                                    --------------------------   ------------------------
Net Sales                                           $        0                 $        0
Costs Applicable to Sales & Revenue                          0                          0
                                                    ----------                 ----------

Gross Profit                                                 0                          0

Selling, General & Administrative
Expenses

Travel                                  $    282                  $    674
Promotion                                    317                       626
Stationery and Supplies                      448                       580
Organization Expense                           0                       394
Miscellaneous                                266                       428
                                        --------                  --------
Total Selling, General &
Administrative Expenses                                  1,313                      2,702
                                                    ----------                 ----------

(Loss) Before Income Taxes                              (1,313)                    (2,702)
Income Taxes                                                 0                          0
                                                    ----------                 ----------

Net Loss                                            $   (1,313)                $   (2,702)
                                                    ==========                 ==========

Basic Net Loss Per Share                            $      NIL                 $      NIL
                                                    ==========                 ==========

Weighted Average Common Shares
  Outstanding                                        4,514,674                  4,505,233
                                                    ==========                 ==========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. See Notes to Financial Statements.

Consolidated Pictures Corp.
(a development stage company)

Statement of Cash Flows
For the three months ended September 30, 2001 (unaudited) and for the period
January 16, 2001 (inception) to September 30, 2001 (unaudited)

                                                                                                For the period
                                                        For the three months ended      January 16, 2001 (inception) to
                                                            September 30, 2001                   June 30, 2001
                                                                (unaudited)                       (unaudited)
                                                        ----------------------------    ---------------------------------
Operating Activities
    Net Loss                                                 $ (1,313)                         $(2,702)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
    Accounts Payable and Other Current Liabilities              1,381                            1,700
    Deferred Offering Costs                                    (1,758)                          (2,133)
                                                             --------                          -------

Cash (Consumed) by Operating Activities                                      $ (1,690)                          $ (3,135)

Financing Activities
    Proceeds from the Issuance of Common Stock                  1,000                            2,000
    Advance from Stockholder                                      770                            1,566
                                                             --------                          -------
Cash Generated from Financing Activities                                        1,770                              3,566
                                                                             --------                           --------

Change in Cash                                                                     80                                431
Cash - Beginning                                                                  351                                  0
                                                                             --------                           --------

Cash - End                                                                   $    431                           $    431
                                                                             ========                           ========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. See Notes to Financial Statements.

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
September 30, 2001
(Unaudited)

Nature of Development Stage Operations
         Consolidated Pictures Corp., (the "Company") was formed on January 16, 2001 as a Delaware corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund raising activities.

Fiscal Year
         The Company's fiscal year ends December 31.

Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents
         For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Revenue and Expense Recognition
         Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

Stock Based Compensation
         Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting.

Earnings per Common Share
         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

Income Taxes
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

         The Company has $2,702 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2016. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

Recent Accounting Pronouncements
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $394.

CONSOLIDATED PICTURES CORP.

Notes to Interim Financial Statements
September 30, 2001
(Unaudited)

Note 1.  Interim Financial Statements
         The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

Note 2.  Deferred Offering Costs
         Deferred offering costs consists of expenses incurred through September 30, 2001 that are directly related to a public offering described more fully in Note 5. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

Note 3.  Related Party Transactions
         Commencing in April 2001 through September 30, 2001, the controlling stockholder advanced $1,566 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2002.

Note 4.  Stock Issued for Services:
         In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

Note 5.  Public Offering
         The Company's registration statement, filed with the Securities and Exchange Commission, became effective in September 2001. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant,

Note 6.  Stock Option Plan
         On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2001 no options had been granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low budget digital films. Our activities to date have consisted primarily of organizational and equity fund raising activities.

RESULTS OF OPERATIONS

         The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

         Three months ended September 30, 2001 and period from inception, January 16, 2001, through September 30, 2001:

         Sales

         We are presently in the development stage of our motion picture production business. We did not have any sales in the three months ended September 30, 2001 and for the period since our inception.

         Cost of Sales

         The cost of sales since inception was $0.

         Expenses

         Selling, general and administrative expenses for the quarter ended September 30, 2001 were $1,313 which included travel, $282; promotion, $317; stationery and supplies, $448; and miscellaneous, $266.

         Since inception, January 16, 2001 through September 30, 2001, our selling, general, and administrative expenses were $2,702, which included travel, $674; promotion, $626; stationery and supplies, $580; organization expense, $394; and miscellaneous, $428.

         Losses

         Our net loss, before taxes, for the quarter ended September 30, 2001 was $1,313 and for the period since inception, January 16, 2001 to September 30, 2001, was $2,702.

         We have not reduced our net loss for the quarter or for the period since inception by any tax benefit and, therefore, our net loss, both before and after taxes, is the same.

         Our loss per share for the quarter ended September 30, 2001 was $ NIL, based on 4,514,674 average common shares outstanding. Our loss per share since inception was $ NIL based on 4,505,233 average common shares outstanding.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         During the three months ended September 30, 2001, we primarily arranged for our public offering. We expect to continue with fundraising activities for the remainder of the year ending December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash in the amount of $431.

         We have not generated cash flow from our operations. In fact, our operating activities consumed $1,690 for the three months ended September 30, 2001 and consumed $3,135 since inception.

         We have deferred offering costs for the three months ended September 30, 2001 and since inception in the amounts of $1,758 and $2,133 respectively. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

         We intend to meet our cash needs over the next twelve months through the sale of our securities in the public offering.

         Capital Expenditures

         Since inception, we have not made any capital expenditures.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Common Stock

         During the period from July 1, 2001 through September 30, 2001, we issued 50,000 shares of our common stock for legal services in connection with our registration statement. The shares are restricted and were valued at $1,000.

         As of September 30, 2001, we had 4,550,000 shares of common stock outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED PICTURES CORP.

         November 12, 2001

By:      /s/Avery L. Pack
         --------------------------------
         Avery L. Pack
         (Principal Executive Officer, Director,
         Principal Accounting Officer, and Principal Financial Officer)