Form 10KSB
period 2001-12-31
CONSOLIDATED PICTURES CORP
filed 2002-03-29
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
54 Hamilton Terrace, New York, NY 10031 Telephone No.: 646/554-4768
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Class A and Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer did not have any revenue for the fiscal year ended December 31, 2001.

The issuer's stock is not trading; therefore there is no aggregate market value of the common stock.

The number of shares outstanding of the issuer's common equity, as of March 27, 2002 was 4,550,000.

PART I

Item 1. Description of Business.

      We were incorporated in Delaware on January 16, 2001. We are a development stage, independent motion picture studio that plans to develop, produce, market, and distribute low-budget films. We plan to employ existing and emerging, digital video technologies and an amateur talent pool to create these low-budget "B-movies." We plan to distribute our films to the international and domestic markets on DVDs to be sold on our website www.consolidatedpictures.com.

      As part of our plan to develop our company, we filed a Registration Statement for our initial public offering with the Securities and Exchange Commission on May 30, 2001. On September 4, 2001, the Registration Statement was deemed effective. The offering is for up to 500,000 units, consisting of one share of common stock, one class A and one class B warrant, at $0.50 per unit for a total maximum offering of $250,000.

Competition

      The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, and pay television systems. Virtually all of our competitors are larger than we are, have been in business longer than we have, and have more resources at their disposal. Some of the production and distribution companies we will compete with are Troma Entertainment, Inc., Full Moon Universe, Inc. and Rapid Heart Pictures.

Industry Overviews

      The motion picture industry

      The "major" studios dominate the motion picture industry in the United States by controlling the distribution of films that they produce as well as films that are produced by "independent" studios. These major studios include among others: The Walt Disney Company, Paramount Pictures Corporation, Warner Brothers, Inc., MCA, Twentieth Century Fox, Columbia Pictures, Tri-Star Pictures and MGM/UA.

      Beginning in 1996, the distribution of independent films brought increasing commercial success to the major studios that were distributing them. We believe that the increasing commercial success of independent films is an indication that consumer tastes have proven broader than what the major studios can fulfill, and a greater demand exists for low-budget, independent films in both the international and domestic markets.

      Although The Writer's Guild of America defines a low-budget motion picture as one produced for less than $2.5 million, the vast majority of "B-movies" are produced with considerably smaller budgets. Historically, "B-movie" referred to a film's status as a cheaply produced, second film of a double bill, following the "A-movie," or feature attraction. Today, "B-movies," sometimes referred to as "genre films," are independent motion pictures, which for budgetary, thematic, and aesthetic reasons, deviate from the accepted cinematic mainstream, conforming to a different standard of production quality. Commonly, B-movies fall into the realm of the horror, science fiction, action/adventure, urban, or exploitation genres-thus referred to as genre films. We plan to concentrate on the production and distribution of B-movies that will range between $10,000 and $25,000 in production costs. We believe that by employing digital video technologies and an amateur talent pool, we can create unique and viable B-movies in this budget range.

      The Digital Video Industry

      The availability of affordable digital video has created the possibility for unprecedented low-budget motion picture productions, alleviating many technical and financial burdens of filmmaking. Digital video ("DV") is a high-resolution video format that treats video and audio as digital information. In this format the data can be stored, manipulated, and relayed just like any other computer data.

      The DVD Industry

      DVD, which once stood for digital video disc or digital versatile disc, is a form of optical disc storage technology. DVDs can hold cinema-like video and audio that is better than CD-quality, as well as computer data. DVD aims to encompass home entertainment, computers, and business information with a single digital format, eventually replacing audio CD, videotape, laserdisc, CD-ROM, and video game cartridges. DVD has widespread support from all major electronics companies, all major computer hardware companies, and all major music and movie studios. According to the DVD Entertainment Group, a Los Angeles-based, industry-funded nonprofit corporation that exists expressly to promote consumer awareness of the benefits of DVD, DVD has become the most successful consumer electronics product of all time in less than four years of its introduction.

Our Production Strategy

      From development to post-production, we plan to use various strategies, in addition to the use of digital technologies, so that the budgets of our motion pictures remain within our proposed range of $10,000 to $25,000.

      We plan to use a combination of paid and voluntary, amateur talent for all aspects of production: actors and stunt men, production staff including photographic and sound crews and set workers, as well as wardrobe, makeup, and special effects personnel. We believe that we can create our productions with the use of creative and technical personnel that are willing to contribute their talents, for less than standard industry compensation, out of an enthusiasm to participate in the productions, the opportunity to gain experience in various aspects of motion picture and digital video production, or to promote their particular skill, such as wardrobe design, special effects, or makeup, in one of our motion pictures. We plan to create an informal and collaborative working environment, in which all personnel will have the potential to offer significant contributions to the productions. We will promote our productions as a venue for emerging creative talent, or those seeking a production environment receptive to experimental ideas. We plan to advertise position openings and solicitations for talent on our websites and in trade publications as well as local publications, schools, and universities in areas in which we will shoot on location. There is no assurance that we will be able to attract talented personnel to contribute to our productions.

      Whenever practical, we plan to shoot our productions on location, at an existing site, eliminating the cost of constructing an elaborate set or artificial environment. When shooting on location, we will employ local talent for various positions so that we are not entirely responsible for travel and living expenses of personnel. The mobility and flexibility of the digital technologies would allow for easy set-ups, on location, under a wide variety of conditions and lessen the general need for controlled environments.

Item 2. Description of Property.

      We have use of office space from our president without payment. This space is adequate for our present operations. After the completion of the offering, we may require larger facilities to accommodate operations. We own our Internet sites, and the Internet domain names www.consolidatedpictures.com and www.darkwoodpictures.com.

Item 3. Legal Proceedings.

      We are not subject to any pending litigation, legal proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock is not listed or quoted at the present time. We are in the process of completing our Initial Public Offering. Our registration statement on Form SB-2 was deemed effective by the Securities and Exchange Commission on September 4, 2001. Upon completion of our offering, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. We plan to request that our securities trade under the symbols, if available, "CPIX" for our common stock, "CPIXW" for our Class A warrants and "CPIXZ" for our Class B warrants. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock and or our warrants will ever develop.

Item 6. Management's Discussion and Analysis and Plan of Operation.

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended December 31, 2001 and short fiscal year, from inception, January 16, 2001, through December 31, 2001:

      Sales. We are presently in the development stage of our motion picture production business. We did not have any sales since inception on January 16, 2001 through December 31, 2001, the end of our fiscal year.

      Cost of Sales. The cost of sales since inception was $0.

      Expenses. Selling, general and administrative expenses for the quarter ended December 31, 2001 were $1,323 which included travel, $231; promotion, $98; stationery and supplies, $200; and miscellaneous, $794.

      Since inception, January 16, 2001, through December 31, 2001, our selling, general, and administrative expenses were $4,025, which included travel, $905; promotion, $724; stationery and supplies, $780; organization expense, $394; and miscellaneous, $1,222.

      Losses. Our net loss, before taxes, for the short fiscal year ended December 31, 2001 was $4,025.

      We have not reduced our net loss for the fiscal year ended December 31, 2001, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended December 31, 2001 and for the short fiscal year from inception through December 31, 2001 was $ NIL in both periods. The loss per share was based on 4,550,000 weighted average common shares outstanding for the quarter ended December 31, 2001 and 4,517,000 weighted average common shares outstanding for the short fiscal year ended December 31, 2001.

Operations for the Three Months Ended December 31, 2001 and for the Short Fiscal Year from Inception on January 16, 2001 through December 31, 2001:

      During the period, since inception, January 16, 2001, through December 31, 2001, we primarily arranged for our public offering. We expect to continue with fund-raising activities at least through June 30, 2002.

Liquidity and Capital Resources

      As of December 31, 2001, we had cash in the amount of $2,569.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $1,323 for the three months ended December 31, 2001 and consumed $4,025 since inception.

      We had deferred offering costs for the three months ended December 31, 2001 and since inception in the amounts of $2,130 and $2,260, respectively. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

      We intend to meet our cash needs over the next 12 months through the sale of our securities in the public offering.

      Capital Expenditures. Since inception, we have not made any capital expenditures.

Plan of Operation

      We presently do not have enough cash with which to satisfy any future cash requirements. We will need a minimum of $62,500 from our current public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce our film properties and develop our websites.

      We plan to produce as many film properties as permitted by the proceeds available, as they are received, from the current offering. We anticipate that the cost of development of each of our film properties will be approximately $25,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production.

      We plan to develop our websites so that customers can place orders for our DVDs on our websites. We anticipate that the cost to develop our websites to a point so that they are aesthetically and functionally sufficient for the next 12 months will be a minimum of $5,000.

      We do not expect any significant purchases of equipment or any significant changes in the number of employees, as we will utilize independent contractors, consultants, and other non-employee creative personnel to assist in developing, producing and promoting our motion pictures and Internet properties.

      We depend upon capital to be derived from our current public offering. There can be no assurance that we will be successful in raising the capital we require. We believe that, if we raise a minimum of $62,500 from the current offering, we will be able to generate revenue from sales and thereby achieve sufficient liquidity from the resultant sales within the next 12 months.

      We have not generated any revenue since our inception. We are considered to be a development stage company, and are dependent upon the raising of capital through placement of our securities. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities.

Employees

      We currently have one employee, our president and chief executive officer, Mr. Avery Pack. We will utilize independent contractors, consultants, and other creative personnel to occasionally assist in developing, producing and promoting our motion pictures and Internet properties. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

Item 7. Financial Statements.

      Our financial statements and the related notes are set forth at pages F-1 through F-9 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following lists our only current executive officer, key employee and director; and a brief description of his background.

Name	Age	Position
Avery Pack	24	President and director

      Avery Pack has served as our president and chief executive officer since our incorporation in January 2001. From September 1996 to May 2000, he was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. As of March 27, 2001, Mr. Avery Pack is not delinquent in the filing of these reports.

Item 10. Executive Compensation.

      There has been no executive compensation paid or accrued since inception.

Employment Agreements

      We have not entered into any employment agreements. All employment arrangements are subject to the discretion of our board of directors.

Stock Option Plan

      On January 31, 2001, our shareholder and director adopted the 2001 Consolidated Pictures Corp. stock option plan. The plan authorizes the granting of options to purchase up to 500,000 shares of our common stock. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan.

      Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

      All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by Consolidated Pictures Corp. are eligible to receive incentive options.

      All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

      As of March 27, 2002, there were 4,550,000 shares of our common stock issued and outstanding. None of our preferred stock has been issued. We had two shareholders on March 27, 2002.

      The following table presents certain information regarding beneficial ownership of our common stock as of March 27, 2002, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percentage
Avery Pack	4,500,000	98.9%
Officers and directors (1) as a group	4,500,000	98.9%

      The address of the director and executive officer is 54 Hamilton Terrace, New York, NY 10031.

Indemnification of Directors and Officers

      Our articles of incorporation and by-laws indemnify our directors and officers to the fullest extent permitted by Delaware corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.

Item 12. Certain Relationships and Related Transactions.

      In connection with organizing our company, on January 16, 2001, we issued 4,500,000 shares of restricted common stock to Avery Pack, our president, for $1,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

      Commencing in April 2001 through December 31, 2001, Avery Pack advanced to us $4,066. The advances are non-interest bearing, unsecured and due on January 31, 2003.

Item 13. Exhibits and Reports on Form 8-K.

      (a) None

      (b) There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	3/27/02

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer, and Principal Financial Officer

Date:	3/27/02

INDEX TO FINANCIAL STATEMENTS

Consolidated Pictures Corp.
(a development stage company)

Independent Auditor's Report	F2
Financial Statements: Balance Sheet December 31, 2001	F3
Statement of Operations Period from January 16, 2001 (inception) through December 31, 2001	F4
Statement of Cash Flows Period from January 16, 2001 (inception) through December 31, 2001	F5
Statement of Stockholders' Equity (Deficit) Period from January 16, 2001 (inception) through December 31, 2001	F6
Notes to Financial Statements	F7

Michael F. Cronin
Certified Public Accountant
687 Lee Road, #210A
Rochester, New York 14606

Board of Directors
Consolidated Pictures Corp.
New York, New York

I have audited the accompanying balance sheet of Consolidated Pictures Corp. (a development stage company) as of December 31, 2001 and the related statements of operations, cash flows and stockholders' equity (deficit) for the period January 16, 2001 (inception) to December 31, 2001. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Pictures Corp. as of December 31, 2001 and the results of its operations and cash flows for the period January 16, 2001 (inception) to December 31, 2001 in conformity with generally accepted accounting principles.

March 26, 2002

/s/ Michael F. Cronin

Michael F. Cronin Certified Public Accountant
F1

Consolidated Pictures Corp. (a development stage company) Balance Sheet December 31, 2001
	December 31, 2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,569
Deferred Offering Costs (note 1)	2,260

Total Current Assets		$4,829

Total Assets		4,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	788
Loans Payable	2,500

Total Current Liabilities:		3,288

Advances from Stockholder: (note 2)		3,566

Total Liabilities:		6,854

Stockholder's Equity:
Preferred Stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,550,000	455
Additional Paid-in Capital	1,545
Deficit Accumulated During Development Stage	(4,025)

Total Stockholders' Equity (Deficit)		(2,025)

Total Liabilities & Stockholders' Equity (Deficit)		$4,829

See Notes to Financial Statements

F2

Consolidated Pictures Corp. (a development stage company) Statement of Operations For the period January 16, 2001 (inception) to December 31, 2001
	For the period January 16, 2001 (inception) to December 31, 2001

Net Sales			$0
Costs Applicable to Sales & Revenue			0

Gross Profit			0

Selling, General & Administrative Expenses
Travel	$905
Promotion	724
Stationery and Supplies	780
Organization Expense	394
Miscellaneous	1,222
Total Selling, General & Administrative Expenses			4,025

Loss Before Income Taxes			(4,025)
Income Taxes			0

Net Loss			$(4,025)

Basic Net Loss Per Share		$	NIL

Weighted Average Common Shares Outstanding		4,517,000

See Notes to Financial Statements

F3

Consolidated Pictures Corp. (a development stage company) Statement of Cash Flows For the period January 16, 2001 (inception) to December 31, 2001
	For the period January 16, 2001 (inception) to December 31, 2001
Operating Activities
Net Loss	$(4,025)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	788
Deferred Offering Costs	(2,260)

		$(5,497)
Financing Activities
Proceeds from the Issuance of Common Stock	2,000
Advance from Stockholder	3,566
Proceeds of Loans Payable	2,500

Cash Generated from Financing Activities		8,066

Change in Cash		2,569
Cash - Beginning		0

Cash - End		$2,569

See Notes to Financial Statements

F4

Consolidated Pictures Corp. (a development stage company) Statement of Changes in Stockholders' Equity (Deficit) For the period January 16, 2001 (inception) to December 31, 2001
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Issued to founder, January 16, 2001	4,500,000	$450	$550		$1,000

Issued for services	50,000	5	995		1,000

Net Loss				$(4,025)	(4,025)

Balance December 31, 2001	4,550,000	$455	$1,545	$(4,025)	$(2,025)

See Notes to Financial Statements

F5

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
December 31, 2001

Nature of Development Stage Operations
Consolidated Pictures Corp., (the "Company") was formed on January 16, 2001 as a Delaware corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities.
Fiscal Year
The Company has chosen December 31 as the end of its fiscal year.
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
Stock-Based Compensation
Stock-Based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which allows companies to either continue to account for stock-based compensation to employees under APB 25, or adopt a fair value based method of accounting.

F6

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2001

Earnings per Common Share
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company has $4,025 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2021. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.
Start-Up Costs
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $375.

F7

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2001

Recent Accounting Pronouncements
In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

Although SFAS 141 and SFAS 142 are not applicable to the Company's present operations, it has adopted the use of the standards if circumstances are applicable in the future.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable.

As provided for in SFAS 143, the Company will elect early adoption of this statement in its fiscal year beginning January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

As provided for in SFAS 144, the Company will adopt this statement in its fiscal year beginning January 1, 2002.
F8

CONSOLIDATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
December 31, 2001

Note 1. Deferred Offering Costs
Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through December 31, 2001 that are directly related to a public offering described more fully in Note 4. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.
Note 2. Related Party Transactions
Commencing in April 2001 and continuing through December 31, 2001, the Company's controlling stockholder advanced $3,566 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2003.
Note 3. Stock Issued for Services
In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.
Note 4. Initial Public Offering
The Company's registration statement filed with the Securities and Exchange Commission became effective in September 2001. The public offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant.
Note 5. Stock Option Plan
On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2001, no options had been granted.

F9