Form 10QSB
period 2002-03-31
CONSOLIDATED PICTURES CORP
filed 2002-05-06
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
54 Hamilton Terrace, New York, NY 10031 Telephone No.: 646/554-4768

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of May 6, 2002 was 4,550,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Financial Statements.

Consolidated Pictures Corp. (a development stage company) Balance Sheets
	March 31, 2002 (Unaudited)		December 31, 2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,184		$2,569
Deferred Offering Costs (note 1)	2,260		2,260

Total Current Assets		$3,444		$4,829

Total Assets		3,444		4,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	246		788
Loans Payable	2,500		2,500

Total Current Liabilities:		2,746		3,288

Advances from Stockholder: (note 2)		3,876		3,566

Total Liabilities:		6,622		6,854

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0		0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,550,000	455		455
Additional Paid-in Capital	1,545		1,545
Deficit Accumulated during Development Stage	(5,178)		(4,025)

Total Stockholders' Equity (Deficit)		(3,178)		(2,025)

Total Liabilities & Stockholders' Equity (Deficit)		$3,444		$4,829

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)
	Three months ended				January 16, 2001 (inception) to March 31, 2002
	March 31, 2002		March 31, 2001

Net Sales		$0		$0		$0
Costs Applicable to Sales & Revenue		0		0		0

Gross Profit		0		0		0

Selling, General & Administrative Expenses		1,153		965		5,178

Loss Before Income Taxes		(1,153)		(965)		(5,178)
Income Taxes		0		0		0

Net Loss		$(1,153)		$(965)		$(5,178)

Basic Net Loss Per Share	$	NIL	$	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,550,000		4,500,000		4,523,750

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
	Three months ended		January 16, 2001 (inception) to March 31, 2002
	March 31, 2002	March 31, 2001

Operating Activities
Net Loss	$(1,153)	$(965)	$(5,178)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(542)	0	246
Deferred Offering Costs	0	0	(2,260)

Cash Consumed by Operating Activities	(1,695)	(965)	(7,192)

Financing Activities
Proceeds from the Issuance of Common Stock	0	1,000	2,000
Advance from Stockholder	310	0	3,876
Proceeds of Loans Payable	0	0	2,500

Cash Generated from Financing Activities	310	1,000	8,376

Change in Cash	(1,385)	35	1,184
Cash - Beginning	2,569	0	0

Cash - End	$1,184	$35	$1,184

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
March 31, 2002

Nature of Development Stage Operations
Consolidated Pictures Corp., (the "Company") was formed on January 16, 2001 as a Delaware corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low budget digital films. The Company's activities, to date, have consisted primarily of organizational and equity fund raising activities.
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
Stock-Based Compensation
Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which allows companies to either continue to account for stock-based compensation to employees under APB 25, or adopt a fair value-based method of accounting.
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

The Company has $5,178 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2022. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.
Start-Up Costs
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Startup Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $394.

CONSOLIDATED PICTURES CORP.

Notes to Interim Financial Statements
March 31, 2002
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
Note 2. Deferred Offering Costs
Deferred offering costs consists of expenses incurred through March 31, 2002 that are directly related to a public offering described more fully in Note 4. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.
Note 3. Related Party Transactions
Commencing in April 2001 through March 31, 2002, the controlling stockholder advanced $3,876 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2003.
Note 4. Public Offering
The Company's registration statement, filed with the Securities and Exchange Commission, became effective in September 2001. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant.
Note 5. Stock Option Plan
On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2002 no options had been granted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Three Months Ended March 31, 2002, Three Months Ended March 31, 2001, and from Inception, January 16, 2001, through March 31, 2002:

      Sales. We are presently in the development stage of our motion picture production business. We did not have any sales since inception on January 16, 2001 through March 31, 2002.

      Cost of Sales. The cost of sales since inception was $0.

      Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2002 were $1,153, which was 19% more than the selling, general, and administrative expenses of $965 for the quarter ended March 31, 2001. The selling, general, and administrative expenses for the quarter ended March 31, 2002, of $1,153, included travel, $187; stationery and supplies, $93; communications, $439; and miscellaneous, $434. In the like period ended March 31, 2001, the selling, general, and administrative expenses, of $965, included travel, $218; communications, $62; organization expense, $394; and miscellaneous, $291.

      Since inception on January 16, 2001, total selling, general and administrative expenses were $5,178.

      Losses. Our net loss, before taxes, for the quarter ended March 31, 2002 was $1,153, which was 19% more that the net loss, before taxes, for the quarter ended March 31, 2001 of $965. Our total loss since inception has been $5,178.

      We have not reduced our net loss for the quarter ended March 31, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended March 31, 2002, the quarter ended March 31, 2001, and since inception was $ NIL in all three periods. The loss per share was based on 4,550,000 weighted average common shares outstanding for the quarter ended March 31, 2002, 4,500,000 weighted average common shares outstanding for the quarter ended March 31, 2001, and 4,523,750 weighted average common shares outstanding for the period since inception.

Operations for the Three Months Ended March 31, 2002, Three Months Ended March 31, 2001, and from Inception, January 16, 2001, through March 31, 2002:

      During the period, since inception, January 16, 2001, through March 31, 2002, we primarily arranged for our public offering. We expect to continue with fundraising activities at least through June 30, 2002.

Liquidity and Capital Resources

      As of March 31, 2002, we had cash in the amount of $1,184.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $1,695 for the quarter ended March 31, 2002, compared to $965 for the quarter ended March 31, 2001. Since inception, we have consumed $7,192.

      We had deferred offering costs, as of March 31, 2002, in the amount of $2,260. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

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

PART II
Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      During the period from January 1, 2002 through March 31, 2002, we did not issue any securities.

      As of March 31, 2002, we had 4,550,000 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	None.

(b)	There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	May 6, 2002