Form 10QSB
period 2002-06-30
CONSOLIDATED PICTURES CORP
filed 2002-08-14
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
54 Hamilton Terrace, New York, NY 10031 Telephone No.: 646/554-4768

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of June 30, 2002 was 4,550,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Financial Statements.

Consolidated Pictures Corp. (a development stage company) Balance Sheets
	June 30, 2002 (Unaudited)		December 31, 2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$877		$2,569
Deferred Offering Costs (note 1)	2,260		2,260

Total Current Assets		$3,137		$4,829

Total Assets		3,137		4,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	201		788
Loans Payable	1,500		2,500

Total Current Liabilities		1,701		3,288

Advances from Stockholder (note 2)		5,920		3,566

Total Liabilities		7,621		6,854

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0		0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,550,000	455		455
Additional Paid-in Capital	1,545		1,545
Deficit Accumulated during Development Stage	(6,484)		(4,025)

Total Stockholders' Equity (Deficit)		(4,484)		(2,025)

Total Liabilities & Stockholders' Equity (Deficit)		$3,137		$4,829

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)
	Three months ended				Six months ended		January 16, 2001 (inception) to June 30, 2002
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001

Net Sales		$0		$0	$0	$0		$0
Costs Applicable to Sales & Revenue		0		0	0	0		0

Gross Profit		0		0	0	0		0

Selling, General & Administrative Expenses		1,307		424	2,459	1,389		6,484

Loss Before Income Taxes		(1,307)		(424)	(2,459)	(1,389)		(6,484)
Income Taxes		0		0	0	0		0

Net Loss		$(1,307)		$(424)	(2,459)	(1,389)		$(6,484)

Basic Net Loss Per Share	$	NIL	$	NIL	NIL	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,550,000		4,500,000	4,550,000	4,500,000		4,528,249

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
	Six months ended		January 16, 2001 (inception) to June 30, 2002
	June 30, 2002	June 30, 2001

Operating Activities
Net Loss	$(2,459)	$(1,389)	$(6,484)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(587)	319	201
Deferred Offering Costs	0	(375)	(2,260)

Cash Consumed by Operating Activities	(3,046)	(1,445)	(8,543)

Financing Activities
Proceeds from the Issuance of Common Stock	0	1,000	2,000
Advance from Stockholder	2,354	796	5,920
Proceeds (Repayment) of Loans Payable	(1,000)	0	1,500

Cash Generated from Financing Activities	1,354	1,796	9,420

Change in Cash	(1,692)	351	877
Cash - Beginning	2,569	0	0

Cash - End	$877	$351	$877

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
June 30, 2002

Nature of Development Stage Operations
Consolidated Pictures Corp., (the "Company") was formed on January 16, 2001 as a Delaware corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities, to date, have consisted primarily of organizational and equity fund-raising activities.
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

The Company has $6,484 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2022. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.
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
June 30, 2002
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
Note 2. Deferred Offering Costs
Deferred offering costs consists of expenses incurred through June 30, 2002 that are directly related to a public offering described more fully in Note 4. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.
Note 3. Related Party Transactions
Commencing in April 2001, through June 30, 2002, the controlling stockholder advanced $5,920 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2003.
Note 4. Public Offering
The Company's registration statement, filed with the Securities and Exchange Commission, became effective in September 2001. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant.
Note 5. Stock Option Plan
On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2002 no options had been granted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

Status of Public Offering of Securities [Item 701(f) Disclosure]

      On September 4, 2001, our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. As of June 30, 2002, we had not sold any of the units.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended June 30, 2002 and three months ended June 30, 2001:

      Sales and Cost of Sales. We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception on January 16, 2001 through June 30, 2002.

      Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2002 were $1,307, which was 208% more than the selling, general, and administrative expenses of $424 for the quarter ended June 30, 2001. The selling, general, and administrative expenses for the quarter ended June 30, 2002, of $1,307, included travel, $224; stationery and supplies, $164; communications, $327; and miscellaneous, $592. In the like period ended June 30, 2001, the selling, general, and administrative expenses, of $424, included travel, $174 and miscellaneous expenses, $250.

      Losses. Our net loss, before taxes, for the quarter ended June 30, 2002 was $1,307, which was 208% more that the net loss, before taxes, for the quarter ended June 30, 2001 of $424.

      We have not reduced our net loss for the quarter ended June 30, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended June 30, 2002 and the quarter ended June 30, 2001 was $ NIL in both periods. The loss per share was based on 4,550,000 weighted average common shares outstanding for the quarter ended June 30, 2002, and 4,500,000 weighted average common shares outstanding for the quarter ended June 30, 2001.

Six months ended June 30, 2002 and six months ended June 30, 2001; and from inception, January 16, 2001, through June 30, 2002:

      Expenses. Selling, general and administrative expenses for six months ended June 30, 2002 were $2,459, which was 77% more than the selling, general, and administrative expenses of $1,389 for the six months ended June 30, 2001. The selling, general, and administrative expenses for the six months ended June 30, 2002, of $2,459, included travel, $412; stationery and supplies, $257; communications, $811; and miscellaneous, $979. In the like period ended June 30, 2001, the selling, general, and administrative expenses, of $1,389, included travel, $392; promotion, $309; stationery and supplies, $132; organization expense, $394; and miscellaneous expenses, $162. Since inception on January 16, 2001 through June 30, 2002, total selling, general and administrative expenses were $6,484.

      Losses. Our net loss, before taxes, for the six months ended June 30, 2002 was $2,459, which was 77% more that the net loss, before taxes, for the six months ended June 30, 2001 of $1,389. Our total loss since inception was $6,484.

      We have not reduced our net loss for the six months ended June 30, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the six months ended June 30, 2002 and the six months ended June 30, 2001 was $ NIL in both periods. The loss per share was based on 4,550,000 weighted average common shares outstanding for the six months ended June 30, 2002, and 4,500,000 weighted average common shares outstanding for the six months ended June 30, 2001.

Operations for the six months ended June 30, 2002, six months ended June 30, 2001, and from inception, January 16, 2001, through June 30, 2002:

      During the period, since inception, January 16, 2001, through June 30, 2002, we primarily arranged for our public offering. We expect to continue with fundraising activities at least through September 4, 2002.

Liquidity and Capital Resources

      As of June 30, 2002, we had cash in the amount of $877.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $3,046 for the six months ended June 30, 2002, compared to $1,445 for the six months ended June 30, 2001. Since inception, we have consumed cash in the amount of $8,543.

      We had deferred offering costs, as of June 30, 2002, in the amount of $2,260. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

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

PART II
Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      During the period from April 1, 2002 through June 30, 2002, we did not issue any securities.

      As of June 30, 2002, we had 4,550,000 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

(b)	There were no Reports on Form 8-K filed during the period covered by this report.

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	August 13, 2002