Form 10QSB
period 2002-09-30
CONSOLIDATED PICTURES CORP
filed 2002-10-28
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
Florida Studios 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311 Telephone No.: 954/661-4554

New address

54 Hamilton Terrace, New York, NY 10031 Telephone No.: 646/554-4768

Former address

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of September 30, 2002 was 4,565,500.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Financial Statements.

Consolidated Pictures Corp. (a development stage company) Balance Sheets
	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,171	$2,569
Deferred Offering Costs (note 1)	2,260	2,260

Total Current Assets	9,431	4,829

Total Assets	9,431	4,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	1,394	788
Loans Payable	1,000	2,500

Total Current Liabilities	2,394	3,288

Advances from Stockholder (note 2)	5,943	3,566

Total Liabilities	8,337	6,854

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,565,500 at September 30, 2002; 4,550,000 at December 31, 2001	457	455
Additional Paid-in Capital	8,943	1,545
Deficit Accumulated during Development Stage	(8,306)	(4,025)

Total Stockholders' Equity (Deficit)	1,094	(2,025)

Total Liabilities & Stockholders' Equity (Deficit)	$9,431	$4,829

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)
	Three months ended				Nine months ended		January 16, 2001 (inception) to September 30, 2002
	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001

Net Sales		$0		$0	$0	$0		$0
Costs Applicable to Sales & Revenue		0		0	0	0		0

Gross Profit		0		0	0	0		0

Selling, General & Administrative Expenses		1,822		1,313	4,281	2,702		8,306

Loss Before Income Taxes		(1,822)		(1,313)	(4,281)	(2,702)		(8,306)
Income Taxes		0		0	0	0		0

Net Loss		$(1,822)		$(1.313)	(4,281)	(2,702)		$(8,306)

Basic Net Loss Per Share	$	NIL	$	NIL	NIL	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,558,538		4,514,674	4,552,846	4,505,233		4,532,722

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
	Nine months ended		January 16, 2001 (inception) to September 30, 2002
	September 30, 2002	September 30, 2001

Operating Activities
Net Loss	$(4,281)	$(2,702)	$(8,306)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	606	1,700	1,394
Deferred Offering Costs	0	(2,133)	(2,260)

Cash Consumed by Operating Activities	(3,675)	(3,135)	(9,172)

Financing Activities
Proceeds from the Issuance of Common Stock	7,400	2,000	9,400
Advance from Stockholder	2,377	1,566	5,943
Proceeds (Repayment) of Loans Payable	(1,500)	0	1,000

Cash Generated from Financing Activities	8,277	3,566	16,343

Change in Cash	4,602	431	7,171
Cash - Beginning	2,569	0	0

Cash - End	$7,171	$431	$7,171

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
September 30, 2002

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

The Company has $8,306 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2022. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.
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
September 30, 2002
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
Note 2. Deferred Offering Costs
Deferred offering costs consists of expenses incurred through September 30, 2002 that are directly related to a public offering described more fully in Note 4. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.
Note 3. Related Party Transactions
Commencing in April 2001, through September 30, 2002, the controlling stockholder advanced $5,943 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2003.
Note 4. Public Offering
The Company's amendment to its registration statement, filed with the Securities and Exchange Commission, became effective in September 2002. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant. As of September 30, 2002, the Company sold 15,500 units and received net proceeds of $7,400 after offering expenses of $350.
Note 5. Stock Option Plan
On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2002, no options had been granted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

      On August 26, 2002, we relocated our operations to Florida Studios, 3200 W. Oakland Park Blvd., Fort Lauderdale, Florida 33311.

Status of Public Offering of Securities

      On September 4, 2001, our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. On August 29, 2002, we filed a Post Effective Amendment which became effective September 4, 2002. The Amendment updates financial information and extends the termination of the offering until September 4, 2003, and extends the Class A and Class B warrants from September 4, 2002 and September 4, 2003, to September 4, 2003 and September 4, 2004, respectively. As of September 30, 2002, we had sold 15,500 units, consisting of 15,500 shares of common stock, 15,500 Class A warrants and 15,500 Class B warrants. We received $7,750 gross proceeds from the sale of the units at $0.50 per unit. From the gross proceeds, we used $350 for Blue Sky fees, resulting in net proceeds of $7,400. From the net proceeds, we used $500 for repayment of loans payable, and the balance of $6,900 was retained for working capital.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended September 30, 2002 and three months ended September 30, 2001:

      Sales and Cost of Sales. We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception, January 16, 2001, through September 30, 2002.

      Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2002 were $1,822, which was 39% more than the selling, general, and administrative expenses of $1,313 for the quarter ended September 30, 2001. The selling, general, and administrative expenses for the quarter ended September 30, 2002 of $1,822 included travel, $500; stationery and supplies, $605; communications, $384; and miscellaneous, $333. In the like period ended September 30, 2001, the selling, general, and administrative expenses of $1,313 included travel, $282; promotion, $317; stationery and supplies, $448; and miscellaneous expenses, $266.

      Losses. Our net loss, before taxes, for the quarter ended September 30, 2002 was $1,822, which was 39% more than the net loss, before taxes, for the quarter ended September 30, 2001 of $1,313.

      We have not reduced our net loss for the quarter ended September 30, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended September 30, 2002 and the quarter ended September 30, 2001 was $ NIL in both periods. The loss per share was based on 4,558,538 weighted average common shares outstanding for the quarter ended September 30, 2002, and 4,514,674 weighted average common shares outstanding for the quarter ended September 30, 2001.

Nine months ended September 30, 2002 and nine months ended September 30, 2001; and from inception, January 16, 2001, through September 30, 2002:

      Expenses. Selling, general and administrative expenses for nine months ended September 30, 2002 were $4,281, which was 58% more than the selling, general, and administrative expenses of $2,702 for the nine months ended September 30, 2001. The selling, general, and administrative expenses for the nine months ended September 30, 2002 of $4,281 included travel, $912; stationery and supplies, $861; communications, $964; and miscellaneous, $1,544. In the like period ended September 30, 2001, the selling, general, and administrative expenses of $2,702 included travel, $674; promotion, $626; stationery and supplies, $580; organization expense, $394; and miscellaneous expenses, $428. Since inception, January 16, 2001, through September 30, 2002, total selling, general and administrative expenses were $8,306.

      Losses. Our net loss, before taxes, for the nine months ended September 30, 2002 was $4,281, which was 58% more that the net loss, before taxes, for the nine months ended September 30, 2001 of $2,702. Our total loss since inception was $8,306.

      We have not reduced our net loss for the nine months ended September 30, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the nine months ended September 30, 2002 and the nine months ended September 30, 2001 was $ NIL in both periods. The loss per share was based on 4,552,846 weighted average common shares outstanding for the nine months ended September 30, 2002, and 4,505,233 weighted average common shares outstanding for the nine months ended September 30, 2001.

Operations for the nine months ended September 30, 2002, nine months ended September 30, 2001, and from inception, January 16, 2001, through September 30, 2002:

      During the period, since inception, January 16, 2001, through September 30, 2002, we primarily arranged for our public offering. We expect to continue with fundraising activities at least through September 4, 2003.

Liquidity and Capital Resources

      As of September 30, 2002, we had cash in the amount of $7,171.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $3,675 for the nine months ended September 30, 2002, compared to $3,135 for the nine months ended September 30, 2001. Since inception, we have consumed cash in the amount of $9,172.

      We intend to meet our cash needs over the next 12 months through the sale of our securities in our public offering.

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

PART II
Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      The expiration date of our Class A warrants was extended from September 4, 2002 to September 4, 2003 and the expiration of our Class B warrants was extended from September 4, 2003 to September 4, 2004.

      During the quarter ended September 30, 2002, there were no securities issued other than 15,500 units, which were sold pursuant to a Registration Statement on Form SB-2 (No. 333-61892) declared effective September 4, 2001 and amended by post-effective amendment on September 4, 2002. The 15,500 units consisted of 15,500 shares of common stock and 15,500 Class A warrants and 15,500 Class B warrants.

      As of September 30, 2002, we had 4,565,500 shares of common stock outstanding.

      We received $7,750 from the sales of 15,500 units at $0.50 per unit. From the gross proceeds, we used $350 for Blue Sky fees, resulting in net proceeds of $7,400. From the net proceeds, we used $500 for repayment of loans payable, and the balance of $6,900 was retained for working capital.

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

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	October 28, 2002