Form 10KSB
period 2002-12-31
CONSOLIDATED PICTURES CORP
filed 2003-03-24
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
Florida Studios 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311 Telephone No.: 646/554-4768
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Class A and Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer did not have any revenue for the fiscal year ended December 31, 2002.

The issuer's stock is not trading; therefore there is no aggregate market value of the common stock.

The number of shares outstanding of the issuer's common equity, as of March 24, 2003 was 4,565,500.

PART I

Item 1 - Description of Business

      We were incorporated in Delaware on January 16, 2001. We are a development stage, independent motion picture studio that plans to develop, produce, market, and distribute low-budget films.  We plan to employ existing and emerging, consumer priced, digital video technologies and an amateur talent pool to create these low-budget “B-movies.”  We plan to distribute our films to the international and domestic markets on in-house produced DVDs to be sold on our website, www.consolidatedpictures.com.  Although we plan to make previews available in a streaming video or downloadable format on our website, we do not plan to distribute our films in this manner.

      As part of our plan to develop our company, we filed a Registration Statement for our initial public offering with the Securities and Exchange Commission.  The amendment to our registration statement, filed with the Securities and Exchange Commission, became effective in September 2002. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of one share of common stock and one Class A and one Class B warrant.

Competition

      The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, and pay-television systems. Virtually all of our competitors are larger than we are, have been in business longer than we have, and have more resources at their disposal.

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

      Although The Writer's Guild of America defines a low-budget motion picture as one produced for less than $2.5 million, the vast majority of "B-movies" are produced with considerably smaller budgets. Historically, "B-movie" referred to a film's status as a cheaply produced, second film of a double bill, following the "A-movie," or feature attraction. Today, "B-movies," sometimes referred to as "genre films," are independent motion pictures, which for budgetary, thematic, and aesthetic reasons, deviate from the accepted cinematic mainstream, conforming to a different standard of production quality. Commonly, B-movies fall into the realm of the horror, science fiction, action/adventure, urban, or exploitation genres -- thus referred to as genre films. We plan to concentrate on the production and distribution of B-movies that will range between $10,000 and $25,000 in production costs. We believe that by employing digital video technologies and an amateur talent pool, we can create unique and viable B-movies in this budget range.

      The Digital Video Industry

      The availability of affordable digital video has created the possibility for unprecedented low-budget motion picture productions, alleviating many technical and financial burdens of filmmaking. Digital video ("DV") is a high-resolution video format that treats video and audio as digital information. In this format, the data can be stored, manipulated, and relayed just like any other computer data.

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

Item 2 - Description of Property

      On August 26, 2002, we relocated our operations to Florida Studios, 3200 W. Oakland Park Blvd., Fort Lauderdale, Florida 33311.  We have use of this office space from our president without payment.  This space is adequate for our present operations.  We own our Internet site, and the Internet domain name www.consolidatedpictures.com.

Item 3 - Legal Proceedings

      We are not subject to any pending litigation, legal proceedings or claims.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

      Our common stock is not listed or quoted at the present time. We are in the process of completing our Initial Public Offering. Our amendment to the registration statement on Form SB-2 was deemed effective by the Securities and Exchange Commission on September 4, 2002. Upon completion of our offering, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. We plan to request that our securities trade under the symbols, if available, "CPIX" for our common stock, "CPIXW" for our Class A warrants and "CPIXZ" for our Class B warrants. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock and or our warrants will ever develop.

Item 6 - Management's Discussion and Analysis and Plan of Operation

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

Status of Public Offering of Securities

      On September 4, 2002, a post-effective amendment to our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. The amendment updated financial information and extended the termination of the offering until September 4, 2003, and extended the expiration date of our Class A and Class B warrants from September 4, 2002 and September 4, 2003 to September 4, 2003 and September 4, 2004, respectively. As of December 31, 2002, we had sold 15,500 units, consisting of 15,500 shares of common stock, 15,500 Class A warrants and 15,500 Class B warrants. We received $7,750 gross proceeds from the sale of the units at $0.50 per unit. From the gross proceeds, we used $350 for Blue Sky fees, resulting in net proceeds of $7,400. From the net proceeds, we used $500 for repayment of loans payable, and the balance of $6,900 was retained for working capital.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Year ended December 31, 2002 and Year ended December31, 2001 and from inception, January 16, 2001, through December 31, 2002:

      Sales - We are presently in the development stage of our motion picture production business. We have not had any sales since inception on January 16, 2001 through December 31, 2002, the end of our fiscal year.

      Costs of Sales - The costs of sales since inception were $0.

      Expenses - Selling, general and administrative expenses for the year ended December 31, 2002 were $5,042, which is up $1,017 or 25.2% from $4,025 in the year ended December 31, 2001. In 2002, the two largest categories of expenses accounted for more than half of our total expenses; communications, $1,562 and stationery and supplies, $1,044. In 2001, selling, general and administrative expenses consisted of travel, $231; promotion, $98; stationery and supplies, $200; and miscellaneous, $794. Since inception, our selling, general and administrative expenses have totaled $9,067.

      Losses - Our net loss, before taxes, for year ended December 31, 2002 was $5,042 compared to $4,025 in the year ended December 31, 2001. Since inception, our total losses have been $9,067.

      We have not reduced our net loss, for the fiscal years ended December 31, 2002 and December 31, 2001, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the years ended December 31, 2002 and December 31, 2001 and from inception through December 31, 2002 was $ NIL in all periods. The loss per share was based on 4,556,010 weighted average common shares outstanding for the year ended December 31, 2002; 4,517,000 for the fiscal year ended December 31, 2001 and 4,553,093 since inception.

Liquidity and Capital Resources

      As of December 31, 2002, we had cash in the amount of $5,432 compared to $2,569 at the end of 2001.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $5,414 for the year ended December 31, 2002; $5,497 for the year ended December 31, 2001 and $10,911 since inception.

      We had deferred offering costs since inception in the amount of $2,260. If proceeds are raised from the public offering, these costs will be offset against stockholders' equity. If no proceeds are raised, these costs will be expensed in full.

      We intend to meet our cash needs over the next 12 months through the sale of our securities in the public offering.

      Capital Expenditures - Since inception, we have not made any capital expenditures.

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

      We plan to develop our websites so that customers can place orders for our DVDs on our websites. We anticipate that the cost to develop our websites, to a point so that they are aesthetically and functionally sufficient for the next 12 months, will be a minimum of $5,000.

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

Item 7 - Financial Statements

      Our financial statements and the related notes are set forth at pages F-1 through F-10 attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not changed our accountant nor have we had disagreements with him on accounting or financial disclosure.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following lists our only current executive officer, key employee and director; and a brief description of his background.

Name	Age	Position
Avery Pack	25	President and director

      Avery Pack has served as our president and chief executive officer since our incorporation in January 2001. From September 1996 to May 2000, he was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. As of March 24, 2003, Mr. Avery Pack is not delinquent in the filing of these reports.

Item 10 - Executive Compensation

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

      Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

      As of March 24, 2003, there were 4,565,500 shares of our common stock issued and outstanding and held by 19 shareholders. None of our preferred stock has been issued.

      The following table presents certain information regarding beneficial ownership of our common stock as of March 24, 2003, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percentage
Avery Pack	4,500,000	98.6%
Officers and directors (1) as a group	4,500,000	98.6%

      The address of the director and executive officer is Florida Studios, 3200 W. Oakland Park Boulevard, Fort Lauderdale, FL 33311.

Warrants

      As of March 24, 2003, there were 15,500 Class A warrants and 15,500 Class B warrants outstanding. Each Class A warrant entitles the holder to purchase one share of common stock at $1.00 per share and each Class B warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Class A warrants expire on September 4, 2003 and the Class B warrants on September 4, 2004. We may decide to extend the expiration dates of the warrants.

Indemnification of Directors and Officers

      Our certificate of incorporation and by-laws indemnify our directors and officers to the fullest extent permitted by Delaware corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.

Item 12 - Certain Relationships and Related Transactions

      In connection with organizing our company, on January 16, 2001, we issued 4,500,000 shares of restricted common stock to Avery Pack, our president, for $1,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

      Commencing in April 2001 through December 31, 2002, Avery Pack advanced to us $5,943. The advances are non-interest bearing, unsecured and due on January 31, 2004.

Item 13 - Exhibits and Reports on Form 8-K

      (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of the Corporation.

      (b) There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14 - Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting us in a timely manner to material information relating to our company which is required to be included in our periodic SEC filings.

       (b) Changes in internal controls.

            Not applicable.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	3/24/03

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	3/24/03

Consolidated Pictures Corp.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report	F2
Financial Statements: Balance Sheet December 31, 2002 and December 31, 2001	F3
Statement of Operations For the Years ended December 31, 2002 and 2001 Period from January 16, 2001 (inception) through December 31, 2002	F4
Statement of Cash Flows For the Years ended December 31, 2002 and 2001 Period from January 16, 2001 (inception) through December 31, 2002	F5
Statement of Stockholders' Equity (Deficit) Period from January 16, 2001 (inception) through December 31, 2002	F6
Notes to Financial Statements	F7

MICHAEL F. CRONIN
Certified Public Accountant
687 Lee Road, #210A
Rochester, New York 14606

Board of Directors and Shareholders
Consolidated Pictures Corp.
Fort Lauderdale, Florida

I have audited the accompanying balance sheet of Consolidated Pictures Corp. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and for the period January 16, 2001 (inception) to December 31, 2002. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Pictures Corp. (a development stage company) as of December 31, 2002 and December 31, 2001 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended and for the period January 16, 2001 (inception) to December 31, 2002 in conformity with generally accepted accounting principles.

March 21, 2003

/s/ Michael F. Cronin

Michael F. Cronin Certified Public Accountant

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$5,432	$2,569
Deferred Offering Costs	2,260	2,260

Total Current Assets	7,692	4,829

Total Assets	7,692	4,829

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	416	788
Loans Payable	1,000	2,500

Total Current Liabilities	1,416	3,288

Advances from Stockholder	5,943	3,566

Total Liabilities	7,359	6,854

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,565,500 at December 31, 2002; 4,550,000 at December 31, 2001	457	455
Additional Paid-in Capital	8,943	1,545
Deficit Accumulated during Development Stage	(9,067)	(4,025)

Total Stockholders' Equity (Deficit)	333	(2,025)

Total Liabilities and Stockholders' Equity (Deficit)	$7,692	$4,829

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Operations
	Year ended				January 16, 2001 (inception) to December 31, 2002
	December 31, 2002		December 31, 2001

Net Sales		$0		$0		$0
Costs Applicable to Sales and Revenue		0		0		0

Gross Profit		0		0		0

Selling, General and Administrative Expenses		5,042		4,025		9,067

Loss Before Income Taxes		(5,042)		(4,025)		(9,067)
Income Taxes		0		0		0

Net Loss		$(5,042)		$(4,025)		$(9,067)

Basic Net Loss Per Share	$	NIL	$	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,556,010		4,517,000		4,553,093

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Cash Flows
	Year ended		January 16, 2001 (inception) to December 31, 2002
	December 31, 2002	December 31, 2001

Operating Activities
Net Loss	$(5,042)	$(4,025)	$(9,067)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(372)	788	416
Deferred Offering Costs	0	(2,260)	(2,260)

Cash Consumed by Operating Activities	(5,414)	(5,497)	(10,911)

Financing Activities
Proceeds from the Issuance of Common Stock	7,400	2,000	9,400
Advance from Stockholder	2,377	3,566	5,943
Proceeds (Repayment) of Loans Payable	(1,500)	2,500	1,000

Cash Generated from Financing Activities	8,277	8,066	16,343

Change in Cash	2,863	2,569	5,432
Cash - Beginning	2,569	0	0

Cash - End	$5,432	$2,569	$5,432

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Changes in Stockholders' Equity (Deficit) For the period January 16, 2001 (inception) to December 31, 2002
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Issued to founder, January 16, 2001	4,500,000	$450	$550		$

Issued for services	50,000	5	995

Net Loss for the year ended December 31, 2001				$(4,025)

Balance December 31, 2001	4,550,000	455	1,545	(4,025)		(2,025)

Issued for cash in public offering	15,500	2	7,398

Net loss for the year ended December 31, 2002				(5,042)

Balance December 31, 2002	4,565,500	457	8,943	(9,067)		333

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
December 31, 2002

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

The Company has approximately $9,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2022. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

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

As provided for in SFAS 143, the Company adopted this statement in its fiscal year beginning January 1, 2002.

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

As provided for in SFAS 144, the Company adopted this statement in its fiscal year beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Although SFAS 144 and SFAS 146 are not applicable to the Company's present operations, it has adopted the use of the standards if circumstances are applicable in the future.

CONSOLIDATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note 1 - Deferred Offering Costs

Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through December 31, 2002 that are directly related to a public offering described more fully in Note 4. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

Commencing in April 2001 and continuing through December 31, 2002, the Company's controlling stockholder advanced $5,943 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2004.

Note 3 - Stock Issued for Services

In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

Note 4 - Initial Public Offering

The Company's amendment to its registration statement, filed with the Securities and Exchange Commission, became effective in September 2002. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant. As of December 31, 2002, the Company sold 15,500 units and received net proceeds of $7,400 after offering expenses of $350.

Note 5 - Warrants

As of December 31, 2002, the Company had 15,500 Class A warrants and 15,500 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and expire on September 4, 2003 and the Class B warrants are exercisable at $1.50 per share and expire on September 4, 2004.

Note 6 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2002, no options had been granted.