Form 10QSB
period 2003-03-31
CONSOLIDATED PICTURES CORP
filed 2003-05-15
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
Florida Studios 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311 Telephone No.: 954/661-4554

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of March 31, 2003 was 4,565,500.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1 - Financial Statements

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	March 31, 2003 (unaudited)	December 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,383	$5,432
Deferred Offering Costs	2,260	2,260

Total Current Assets	6,643	7,692

Total Assets	6,643	7,692

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	314	416
Loans Payable	1,000	1,000

Total Current Liabilities	1,314	1,416

Advances from Stockholder	5,943	5,943

Total Liabilities	7,257	7,359

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,565,500 at March 31, 2003 and December 31, 2002	457	457
Additional Paid-in Capital	8,943	8,943
Deficit Accumulated during Development Stage	(10,014)	(9,067)

Total Stockholders' Equity (Deficit)	(614)	333

Total Liabilities and Stockholders' Equity (Deficit)	$6,643	$7,692

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Operations (unaudited)
	Three Months ended				January 16, 2001 (inception) to March 31, 2003
	March 31, 2003		March 31, 2002

Net Sales		$0		$0		$0
Costs Applicable to Sales and Revenue		0		0		0

Gross Profit		0		0		0

Selling, General and Administrative Expenses		947		1,153		10,014

Loss Before Income Taxes		(947)		(1,153)		(10,014)
Income Taxes		0		0		0

Net Loss		$(947)		$(1,153)		$(10,014)

Basic Net Loss per Share	$	NIL	$	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,565,500		4,550,000		4,554,480

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	Three months ended		January 16, 2001 (inception) to March 31, 2003
	March 31, 2003	March 31, 2002

Operating Activities
Net Loss	$(947)	$(1,153)	$(10,014)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(102)	(542)	314
Deferred Offering Costs	0	0	(2,260)

Cash Consumed by Operating Activities	(1,049)	(1,695)	(11,960)

Financing Activities
Proceeds from the Issuance of Common Stock	0	0	9,400
Advance from Stockholder	0	310	5,943
Proceeds of Loans Payable	0	0	1,000

Cash Generated from Financing Activities	0	310	16,343

Change in Cash	(1,049)	(1,385)	4,383
Cash - Beginning	5,432	2,569	0

Cash - End	$4,383	$1,184	$4,383

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
March 31, 2003

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

The Company has approximately $10,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2023. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

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

Notes to Interim Financial Statements
March 31, 2003

Note 1 - Interim Financial Statements

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

Note 2 - Deferred Offering Costs

Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through March 31, 2003 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 3 - Related Party Transactions

Commencing in April 2001 and continuing through March 31, 2003, the Company's controlling stockholder advanced $5,943 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2004.

Note 4 - Stock Issued for Services

In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

Note 5 - Initial Public Offering

The Company's amendment to its registration statement, filed with the Securities and Exchange Commission, became effective in September 2002. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant. As of March 31, 2003, the Company sold 15,500 units and received net proceeds of $7,400 after offering expenses of $350.

Note 6 - Warrants

As of March 31, 2003, the Company had 15,500 Class A warrants and 15,500 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and expire on September 4, 2003 and the Class B warrants are exercisable at $1.50 per share and expire on September 4, 2004.

Note 7 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2003, no options had been granted.

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

      Status of Public Offering of Securities

      On September 4, 2001, our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. On August 29, 2002, we filed a Post Effective Amendment which became effective September 4, 2002. The Amendment updates financial information and extends the termination of the offering until September 4, 2003, and extends the Class A and Class B warrants from September 4, 2002 and September 4, 2003, to September 4, 2003 and September 4, 2004, respectively. As of March 31, 2003, we had sold 15,500 units, consisting of 15,500 shares of common stock, 15,500 Class A warrants and 15,500 Class B warrants. We received $7,750 gross proceeds from the sale of the units at $0.50 per unit. From the gross proceeds, we used $350 for Blue Sky fees, resulting in net proceeds of $7,400. From the net proceeds, we used $500 for repayment of loans payable, and the balance of $6,900 was retained for working capital.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended March 31, 2003 and three months ended March 31, 2002 and from Inception, January 16, 2001, through March 31, 2003:

      Sales and Cost of Sales - We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception, January 16, 2001, through March 31, 2003.

      Expenses - Selling, general and administrative expenses for the quarter ended March 31, 2003 were $947, which was 18% less than the selling, general, and administrative expenses of $1,153 for the quarter ended March 31, 2002. The selling, general, and administrative expenses for the quarter ended March 31, 2003 of $947 included; communications, $424; stationery and supplies, $86; and miscellaneous, $437. In the like period ended March 31, 2002, the selling, general, and administrative expenses of $1,153 included communications, $439; travel, $187; stationery and supplies, $93; and miscellaneous, $434.

      Since inception on January 16, 2001, total selling, general and administrative expenses were $10,014.

      Losses - Our net loss, before taxes, for the quarter ended March 31, 2003 was $947, which was 18% less than the net loss, before taxes, for the quarter ended March 31, 2002 of $1,153. Our total loss since inception has been $10,014.

      We have not reduced our net loss for the quarter ended March 31, 2003, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended March 31, 2003, the quarter ended March 31, 2002 and since inception was $ NIL in all three periods. The loss per share was based on 4,565,500 weighted average common shares outstanding for the quarter ended March 31, 2003;  4,550,000 weighted average common shares outstanding for the quarter ended March 31, 2002; and 4,554,480 weighted average common shares outstanding for the period since inception.

Operations for the Three Months Ended March 31, 2003, Three Months Ended March 31, 2002, and from Inception, January 16, 2001, through March 31, 2003:

      During the period, since inception, January 16, 2001, through March 31, 2003, we primarily arranged for our public offering. We expect to continue with fundraising activities at least through September 4, 2003.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash in the amount of $4,383.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $1,049 for the three months ended March 31, 2003, compared to $1,695 for the three months ended March 31, 2002. Since inception, we have consumed cash in the amount of $11,960.

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

      We plan to develop our websites so that customers can place orders for our DVDs on our websites. We anticipate that the cost to develop our websites, to a point so that they are aesthetically and functionally sufficient, for the next 12 months, will be a minimum of $5,000.

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

Item 3 - Controls and Procedures

        Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

PART II

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

     None

Item 3 - Defaults upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of the Corporation.

(b)	There were no Reports on Form 8-K filed during the period covered by this report.

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	May 14, 2003