Form 10QSB
period 2003-06-30
CONSOLIDATED PICTURES CORP
filed 2003-08-14
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
Florida Studios 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311 Telephone No.: 954/661-4554

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of June 30, 2003 was 4,565,500.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1 - Financial Statements

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	June 30, 2003 (unaudited)	December 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,691	$5,432
Deferred Offering Costs	2,260	2,260

Total Current Assets	5,951	7,692

Total Assets	5,951	7,692

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	344	416
Loans Payable	1,000	1,000

Total Current Liabilities	1,344	1,416

Advances from Stockholder	5,993	5,943

Total Liabilities	7,337	7,359

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,565,500 at June 30, 2003 and December 31, 2002	457	457
Additional Paid-in Capital	8,943	8,943
Deficit Accumulated during Development Stage	(10,786)	(9,067)

Total Stockholders' Equity (Deficit)	(1,386)	333

Total Liabilities and Stockholders' Equity (Deficit)	$5,951	$7,692

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)
	Three months ended				Six months ended		January 16, 2001 (inception) to June 30, 2003
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002

Net Sales		$0		$0	$0	$0		$0
Costs Applicable to Sales & Revenue		0		0	0	0		0

Gross Profit		0		0	0	0		0

Selling, General & Administrative Expenses		772		1,307	1,719	2,459		10,786

Loss Before Income Taxes		(772)		(1,307)	(1,719)	(2,459)		(10,786)
Income Taxes		0		0	0	0		0

Net Loss		$(772)		$(1,307)	(1,719)	(2,459)		$(10,786)

Basic Net Loss Per Share	$	NIL	$	NIL	NIL	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,565,500		4,550,000	4,565,500	4,550,000		4,555,599

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
	Six months ended		January 16, 2001 (inception) to June 30, 2003
	June 30, 2003	June 30, 2002

Operating Activities
Net Loss	$(1,719)	$(2,459)	$(10,786)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(72)	(587)	344
Deferred Offering Costs	0	0	(2,260)

Cash Consumed by Operating Activities	(1,791)	(3,046)	(12,702)

Financing Activities
Proceeds from the Issuance of Common Stock	0	0	9,400
Advance from Stockholder	50	2,354	5,993
Proceeds (Repayment) of Loans Payable	0	(1,000)	1,000

Cash Generated from Financing Activities	50	1,354	16,393

Change in Cash	(1,741)	(1,692)	3,691
Cash - Beginning	5,432	2,569	0

Cash - End	$3,691	$877	$3,691

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
June 30, 2003

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

The Company has approximately $11,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2023. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

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
June 30, 2003

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

Note 2 - Deferred Offering Costs

Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through June 30, 2003 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 3 - Related Party Transactions

Commencing in April 2001 and continuing through June 30, 2003, the Company's controlling stockholder advanced $5,993 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2004.

Note 4 - Stock Issued for Services

In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

Note 5 - Initial Public Offering

The Company's amendment to its registration statement, filed with the Securities and Exchange Commission, became effective in September 2002. The offering, in the amount of $250,000, consists of 500,000 units at $0.50 per unit, each comprised of 1 share of common stock and 1 Class A and 1 Class B warrant. As of June 30, 2003, the Company sold 15,500 units and received net proceeds of $7,400 after offering expenses of $350.

Note 6 - Warrants

As of June 30, 2003, the Company had 15,500 Class A warrants and 15,500 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and expire on September 4, 2003 and the Class B warrants are exercisable at $1.50 per share and expire on September 4, 2004.

Note 7 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2003, no options had been granted.

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

      Status of Public Offering of Securities

      On September 4, 2001, our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. On August 29, 2002, we filed a Post Effective Amendment which became effective September 4, 2002. The Amendment updates financial information and extends the termination of the offering until September 4, 2003, and extends the Class A and Class B warrants from September 4, 2002 and September 4, 2003, to September 4, 2003 and September 4, 2004, respectively. As of June 30, 2003, we had sold 15,500 units, consisting of 15,500 shares of common stock, 15,500 Class A warrants and 15,500 Class B warrants. We received $7,750 gross proceeds from the sale of the units at $0.50 per unit. From the gross proceeds, we used $350 for Blue Sky fees, resulting in net proceeds of $7,400. From the net proceeds, we used $500 for repayment of loans payable, and the balance of $6,900 was retained for working capital.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended June 30, 2003 and three months ended June 30, 2002:

      Sales and Cost of Sales - We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception on January 16, 2001 through June 30, 2003.

      Expenses - Selling, general and administrative expenses for the quarter ended June 30, 2003 were $772, which was $535 or 40.9% less than the selling, general, and administrative expenses of $1,307 for the quarter ended June 30, 2002. The selling, general, and administrative expenses for the quarter ended June 30, 2003, of $772, included communications, $268; advertising, $185; and miscellaneous, $319. In the like period ended June 30, 2002, the selling, general, and administrative expenses, of $1,307, included travel, $224; stationery and supplies, $164; communications, $327; and miscellaneous, $592.

      Losses - Our net loss, before taxes, for the quarter ended June 30, 2003 was $772, or 40.9% less that the net loss, before taxes, for the quarter ended June 30, 2002, of $1,307.

      We have not reduced our net loss for the quarter ended June 30, 2003, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended June 30, 2003 and the quarter ended June 30, 2002 was $ NIL in both periods. The loss per share was based on 4,565,500 weighted average common shares outstanding for the quarter ended June 30, 2003, and 4,550,000 weighted average common shares outstanding for the quarter ended June 30, 2002.

Six months ended June 30, 2003 and six months ended June 30, 2002; and from inception, January 16, 2001, through June 30, 2003:

      Expenses - Selling, general and administrative expenses for the six months ended June 30, 2003 were $1,719 or $740 less than the selling, general, and administrative expenses of $2,459 for the six months ended June 30, 2002. The selling, general and administrative expenses for the six months ended June 30, 2003, of $1,719, included communications, $684; subscriptions, $314; advertising, $185; and miscellaneous expenses, $537. In the like period ended June 30, 2002, the selling, general and administrative expenses, of $2,459, included travel, $412; stationery and supplies, $257; communications, $811; and miscellaneous, $979.  Since inception on January 16, 2001 through June 30, 2003, total selling, general and administrative expenses were $10,786.

      Losses - Our net loss, before taxes, for the six months ended June 30, 2003 was $1,719, which was 30.1% less that the net loss, before taxes, for the six months ended June 30, 2001 of $2,459. Our total loss since inception was $10,786.

      We have not reduced our net loss for the six months ended June 30, 2003, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the six months ended June 30, 2003 and the six months ended June 30, 2002 was $ NIL in both periods. The loss per share was based on 4,565,500 weighted average common shares outstanding for the six months ended June 30, 2003, and 4,550,000 weighted average common shares outstanding for the six months ended June 30, 2002.

Operations for the six months ended June 30, 2003, six months ended June 30, 2002, and from inception, January 16, 2001, through June 30, 2003:

      During the period, since inception, January 16, 2001 through June 30, 2003, we primarily arranged for our public offering. We expect to continue with fundraising activities, at least through September 4, 2003.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash in the amount of $3,691.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $1,791 for the six months ended June 30, 2003, compared to $3,046 for the six months ended June 30, 2002. Since inception, we have consumed cash from operations in the amount of $12,702.

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

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	August 12, 2003

CERTIFICATION

I, Avery Pack, Chief Executive Officer and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Consolidated  Pictures Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	August 12, 2003

By:	/s/ Avery Pack

Avery Pack Chief Executive Officer and Chief Financial Officer