Form 10QSB
period 2003-09-30
CONSOLIDATED PICTURES CORP
filed 2003-10-20
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225

2789 NE 5th Street Pompano Beach, FL 33062 Telephone No.: 954/661-4554

Former Address 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of September 30, 2003 was 4,579,900.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1 - Financial Statements

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	September 30, 2003 (unaudited)	December 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$8,995	$5,432
Deferred Offering Costs	0	2,260

Total Current Assets	8,995	7,692

Total Assets	8,995	7,692

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	0	416
Loans Payable	0	1,000

Total Current Liabilities	0	1,416

Advances from Stockholder	5,993	5,943

Total Liabilities	5,993	7,359

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000; issued and outstanding 4,579,900 at September 30, 2003 and 4,565,500 at December 31, 2002	458	457
Additional Paid-in Capital	13,882	8,943
Deficit Accumulated during Development Stage	(11,338)	(9,067)

Total Stockholders' Equity	3,002	333

Total Liabilities and Stockholders' Equity	$8,995	$7,692

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)

	Three months ended				Nine months ended				January 16, 2001 (inception) to September 30, 2003
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002

Net Sales		$0		$0		$0		$0		$0
Costs Applicable to Sales & Revenue		0		0		0		0		0

Gross Profit		0		0		0		0		0

Selling, General & Administrative Expenses		552		1,822		2,271		4,281		11,338

Loss Before Income Taxes		(552)		(1,822)		(2,271)		(4,281)		(11,338)
Income Taxes		0		0		0		0		0

Net Loss		$(552)		$(1,822)		$(2,271)		$(4,281)		$(11,338)

Basic Net Loss Per Share	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL

Weighted Average Common Shares Outstanding		4,569,161		4,558,538		4,566,720		4,552,846		4,556,862

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
			January 16, 2001 (inception) to September 30, 2003
	Nine months ended
	September 30, 2003	September 30, 2002

Operating Activities
Net Loss	$(2,271)	$(4,281)	$(11,338)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(416)	606	0
Deferred Offering Costs	2,260	0	0

Cash Consumed by Operating Activities	(427)	(3,675)	(11,338)

Financing Activities
Issuance of Common Stock	7,200	7,400	16,600
Offering Costs	(2,260)	0	(2,260)
Advance from Stockholder	50	2,377	5,993
Repayment of Loans Payable	(1,000)	(1,500)	0

Cash Generated from Financing Activities	3,990	8,277	20,333

Change in Cash	3,563	4,602	8,995
Cash - Beginning	5,432	2,569	0

Cash - End	$8,995	$7,171	$8,995

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
September 30, 2003

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
September 30, 2003

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

Note 2 - Deferred Offering Costs

Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through September 4, 2003 that were directly related to a public offering described more fully in Note 5. Upon closing of the public offering on September 4, 2003, the deferred offering costs of $2,260 were written-off and were treated as a reduction of Additional Paid-in Capital.

Note 3 - Related Party Transactions

Commencing in April 2001 and continuing through September 30, 2003, the Company's controlling stockholder advanced $5,993 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2004.

Note 4 - Stock Issued for Services

In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

Note 5 – Stock Issued in Payment of Loan

On September 30, 2003, the Company issued 2,000 shares of restricted common stock as payment of a loan of $1,000. The shares were valued at $1,000, or $0.50 per share, which approximated the estimated value of the stock.

Note 6 - Initial Public Offering

On September 4, 2003, the Company closed its public offering of units of securities. Each unit was offered at $0.50 and consisted of one share of common stock; one Class A and one Class B warrant. Upon the closing of the offering, the Company had sold 27,900 units consisting of 27,900 shares of common stock; 27,900 Class A warrants and 27,900 Class B warrants and received net proceeds of $11,340 after offering expenses of $2,610.

Note 7 - Warrants

As of September 30, 2003, the Company had 27,900 Class A warrants and 27,900 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and expire on September 4, 2004 and the Class B warrants are exercisable at $1.50 per share and expire on September 4, 2005.

Note 8 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2003, no options had been granted.

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

      Status of Public Offering of Securities

      On September 4, 2001, our registration statement for the sale of 500,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. On August 29, 2002, we filed a Post Effective Amendment which became effective September 4, 2002. The Amendment updated financial information and extended the termination of the offering until September 4, 2003, and extended the Class A and Class B warrants. On September 4, 2003, the offering was closed.  Pursuant to the offering, we sold a total of 27,900 units; consisting of 27,900 shares of common stock, 27,900 Class A warrants and 27,900 Class B warrants. We received $13,950 gross proceeds from the sale of the units at $0.50 per unit. From the gross proceeds, we used $375 for SEC registration fee; $350 for Blue Sky fees; $628 for electronic filing services; $257 for printing, resulting in net proceeds of $12,340. From the net proceeds, we used $500 for repayment of loans payable, retained approximately $1,000 for printing stock certificates and transfer agent fees and the balance of approximately $10,800 for working capital. We issued stock, valued at $1,000, for legal services in connection with the offering.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended September 30, 2003 and three months ended September 30, 2002:

      Sales and Cost of Sales - We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception on January 16, 2001 through September 30, 2003.

      Expenses - Selling, general and administrative expenses for the quarter ended September 30, 2003 were $552, which was $1,270 or 69.7% less than the selling, general, and administrative expenses of $1,822 for the quarter ended September 30, 2002. The selling, general, and administrative expenses for the quarter ended September 30, 2003, of $552, included communications, $367; and other expenses of $185. In the like period ended September 30, 2002, the selling, general, and administrative expenses, of $1,822, included travel, $500; stationery and supplies, $605; communications, $384; and other, $333.

      Losses - Our net loss, before taxes, for the quarter ended September 30, 2003 was $552, or 69.7% less that the net loss, before taxes, for the quarter ended September 30, 2002, of $1,822.

      We have not reduced our net loss for the quarter ended September 30, 2003, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the quarter ended September 30, 2003 and the quarter ended September 30, 2002 was $ NIL in both periods. The loss per share was based on 4,569,161 weighted average common shares outstanding for the quarter ended September 30, 2003, and 4,558,538 weighted average common shares outstanding for the quarter ended September 30, 2002.

Nine months ended September 30, 2003 and nine months ended September 30, 2002; and from inception, January 16, 2001, through September 30, 2003:

      Expenses - Selling, general and administrative expenses for the nine months ended September 30, 2003 were $2,271 or $2,010 less than the selling, general, and administrative expenses of $4,281 for the nine months ended September 30, 2002. The selling, general and administrative expenses for the nine months ended September 30, 2003, of $2,271, included communications, $1,051; subscriptions, $338; advertising, $185; and other expenses, $697. In the like period ended September 30, 2002, the selling, general and administrative expenses, of $4,281, included travel, $912; stationery and supplies, $861; communications, $964; and other, $1,544.  Since inception on January 16, 2001 through September 30, 2003, total selling, general and administrative expenses were $11,338.

      Losses - Our net loss, before taxes, for the nine months ended September 30, 2003 was $2,271, which was 47 % less than the net loss, before taxes, for the nine months ended September 30, 2002 of $4,281. Our total loss since inception was $11,338.

      We have not reduced our net loss for the nine months ended September 30, 2003, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 was $ NIL in both periods. The loss per share was based on 4,566,720 weighted average common shares outstanding for the nine months ended September 30, 2003, and 4,552,846 weighted average common shares outstanding for the nine months ended September 30, 2002.

Operations for the nine months ended September 30, 2003, nine months ended September 30, 2002, and from inception, January 16, 2001, through September 30, 2003:

      During the period, since inception, January 16, 2001 through September 30, 2003, we primarily arranged for our public offering.

Liquidity and Capital Resources

      As of September 30, 2003, we had cash in the amount of $8,995.

      We have not generated cash flow from our operations. In fact, since inception we have consumed cash from operations in the amount of $11,338.

      We intend to meet our cash needs over the next 12 months through the exercise of our warrants, private sale of securities or from borrowings.

      Capital Expenditures - Since inception, we have not made any capital expenditures.

Plan of Operation

      We presently do not have enough cash with which to satisfy any future cash requirements. We will need a minimum of $50,000 to satisfy our cash requirements for the next 12 months. With this minimum amount, we intend to produce our film properties and develop our websites.

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

      We have not generated any revenue since our inception. We are considered to be a development stage company, and are dependent upon the raising of capital through placement of our securities.  We will attempt to satisfy our cash requirements by the private sale of equity or debt securities.

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

PART II

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

        Extension of Expiration Date of Warrants

        Effective September 4, 2003, the expiration date of our Class A warrants was extended from September 4, 2003 to September 4, 2004 and the expiration date of our Class B warrants was extended from September 4, 2004 to September 4, 2005.

        Public Offering

        During the quarter ended September 30, 2003, we issued 12,400 units, which were sold pursuant to a Registration Statement on Form SB-2 (No. 333-61892) declared effective September 4, 2001 and amended by post-effective amendment on September 4, 2002. The 12,400 units consisted of 12,400 shares of common stock and 12,400 Class A warrants and 12,400 Class B warrants. Of the $6,200 received during the quarter, approximately $1,000 was set aside for printing stock certificates and transfer agent fees and the balance of approximately $5,200 was applied to our working capital.

        Sale of Unregistered Securities

        On September 30, 2003, we also issued 2,000 shares of restricted common stock as payment of a $1,000 loan. The shares were valued at $0.50 per share which approximated the recent public offering price. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient had access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

Item 3 - Defaults upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5 - Other Information

        As of October 1, 2003, we relocated our corporate office to 2789 NE 5th Street, Pompano Beach, Florida 33062.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(b)	No reports on Form 8-K were filed during the three months ended September 30, 2003

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	October 20, 2003