Form 10KSB/A
period 2002-12-31
CONSOLIDATED PICTURES CORP
filed 2004-02-09
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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
2789 NE 5th Street Pompano Beach, FL 33062 Telephone No.: 954/661-4554 Former Address: 3200 W. Oakland Park Blvd. Fort Lauderdale, FL 33311
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

Explanatory note on Amendment: This amendment has been filed to include Exhibit 99.2, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which was not included in the original filing.

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

          Exhibiy 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of the Corporation.

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

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	2/9/04

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	2/9/04

Consolidated Pictures Corp.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report	F2
Financial Statements: Balance Sheet December 31, 2002 and December 31, 2001	F3
Statement of Operations For the Years ended December 31, 2002 and 2001 Period from January 16, 2001 (inception) through December 31, 2002	F4
Statement of Cash Flows For the Years ended December 31, 2002 and 2001 Period from January 16, 2001 (inception) through December 31, 2002	F5
Statement of Stockholders' Equity (Deficit) Period from January 16, 2001 (inception) through December 31, 2002	F6
Notes to Financial Statements	F7

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