Form 10QSB/A
period 2003-03-31
CONSOLIDATED PICTURES CORP
filed 2004-02-09
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB/A
Amendment No. 1

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

Explanatory note on Amendment: This amendment has been filed to include Exhibit 99.2, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was not included in the original filing.

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

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	February 9, 2004