Form 10KSB
period 2003-12-31
CONSOLIDATED PICTURES CORP
filed 2004-03-31
CIK 1141395

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission file number 000-33327

CONSOLIDATED PICTURES CORP.
a Delaware corporation	I.R.S. Employer Identification No. 13-4151225
2789 NE 5th Street Pompano Beach, FL 33062 Telephone No.: 954/661-4554
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Class A and Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer did not have any revenue for the fiscal year ended December 31, 2003.

The issuer's stock is not trading; therefore there is no aggregate market value of the common stock.

As of March 29, 2004, there were 4,579,900 shares of the issuer's common stock outstanding.

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

Item 2 - Description of Property

      Our offices are presently located at 2789 NE 5th Street, Pompano Beach, FL 33062, which space is provided to us by Mr. Avery Pack without charge.  We plan to relocate to expanded facilities within the next six months.

Item 3 - Legal Proceedings

      We are not subject to any pending litigation, legal proceedings or claims.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

      Our common stock is not listed or quoted at the present time. A sponsoring market maker has filed Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. We plan to request that our common stock trade under the symbol "CPIX," if available. There is no assurance that approval will be granted so that our securities will be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock will ever develop.

Item 6 - Management's Discussion and Analysis and Plan of Operation

General

      We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

Initial Public Offering

      On September 4, 2003, we closed our public offering of units of securities. Each unit was offered at $0.50 and consisted of one share of common stock; one Class A and one Class B warrant. Upon the closing of the offering, we had sold a total of 27,900 units consisting of 27,900 shares of common stock; 27,900 Class A warrants and 27,900 Class B warrants and received net proceeds of $10,909 after offering expenses of $3,041. Of this total, $7,400, net of expenses of $350, was recorded in 2002 and $3,509, net of expenses of $431 and deferred offering costs of $2,260, was recorded in 2003. A total of $500 was used for repayment of loans payable, and the balance of $10,409 was retained for working capital.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Year ended December 31, 2003 and Year ended December31, 2002 and from inception, January 16, 2001, through December 31, 2003:

      Sales - We are presently in the development stage of our motion picture production business. We have not had any sales since inception on January 16, 2001 through December 31, 2003, the end of our fiscal year.

      Costs of Sales - The costs of sales since inception were $0.

      Expenses - Selling, general and administrative expenses for the year ended December 31, 2003 were $3,915, which is a decrease of $1,127, or 22.4% from $5,042 in the year ended December 31, 2002. In 2003, the two largest categories of expenses accounted for more than 60% of our total expenses; $1,386 for communications expenses and $1,000 for audit expense. In 2002, communications expenses were $1,562 and stationery and supplies, our second largest category of expense was $1,044. Since inception, our selling, general and administrative expenses have totaled $12,982.

      Losses - Our net loss, before taxes, for the year ended December 31, 2003 was $3,915 compared to $5,042 in the year ended December 31, 2002. Since inception, our total losses have been $12,982.

      We have not reduced our net loss, for the fiscal years ended December 31, 2003 and December 31, 2002, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

      Our loss per share for the years ended December 31, 2003 and December 31, 2002 and from inception through December 31, 2003 was $ (NIL) in all periods. The loss per share was based on 4,570,053 weighted average common shares outstanding for the year ended December 31, 2003; 4,556,010 for the fiscal year ended December 31, 2002 and 4,558,825 since inception.

Liquidity and Capital Resources

      As of December 31, 2002, we had cash in the amount of $8,025, compared to $5,432 at the end of 2002.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $4,226 for the year ended December 31, 2003; $5,414 for the year ended December 31, 2002 and $12,877 since inception.

      We intend to meet our cash needs over the next 12 months through borrowings or through the sale of our securities in either a public or private offering.

Capital Expenditures

      Since inception, we have not made any capital expenditures. Assuming we have the funds or credit available, we plan to purchase digital video and audio production and post-production equipment and software.  We estimate the total equipment expenses will be less than $12,500.  The equipment will include cameras, lighting and sound equipment as well as software-based post-production tools.

 Plan of Operation

      We presently do not have enough cash with which to satisfy any future cash requirements. We will need a minimum of $50,000 from either borrowings or private stock offerings to satisfy our cash requirements for the next 12 months. With this minimum funding, we intend to produce our film properties and develop our websites.

      We plan to produce as many film properties as permitted by the proceeds available, as received. We anticipate that the cost of development of each of our film properties will be approximately $25,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production.

      We plan to develop our websites so that customers can place orders for our DVDs on our websites. We anticipate that the cost to develop our websites, to a point so that they are aesthetically and functionally sufficient, for the next 12 months, will be a minimum of $5,000.

      We do not expect any significant changes in the number of employees, as we will utilize independent contractors, consultants, and other non-employee creative personnel to assist in developing, producing and promoting our motion pictures and Internet properties.

      We depend upon capital to be derived from future private offerings. There can be no assurance that we will be successful in raising the capital we require. We believe that, if we raise a minimum of $50,000, we will be able to generate revenue from sales and thereby achieve sufficient liquidity from the resultant sales within the next 12 months.

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

Item 8A - Controls and Procedures

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

      (b) Changes in internal controls.

      Not applicable.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following lists our only current executive officer, key employee and director; and a brief description of his background.

Name	Age	Position
Avery Pack	26	President and director

      Avery Pack has served as our president and chief executive officer since our incorporation in January 2001. From September 1996 to May 2000, he was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts.

Audit Committee

     We do not have an audit committee. Our Board of Directors functions as our audit committee. As we add directors to our board, we plan to consider the formation of an audit committee. We have no committees of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. As of March 29, 2004, Mr. Avery Pack is current on all required filings.

Code of Ethics

      In December 2004, our Board of Directors adopted a Code of Business Conduct for our employees and management. Our Code of Business Conduct is included as an Exhibit to this Report.

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

      As of March 29, 2004, there were 4,579,900 shares of our common stock issued and outstanding and held by 82 shareholders. None of our preferred stock has been issued.

      The following table presents certain information regarding beneficial ownership of our common stock as of March 29, 2004, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percentage
Avery Pack	4,500,000	98.3%
Officers and directors (-1-) as a group	4,500,000	98.3%

      The address of the director and executive officer is 2789 NE 5th Street, Pompano Beach, Florida 33062.

Warrants

      As of March 29, 2004, there were 27,900 Class A warrants and 27,900 Class B warrants outstanding. Each Class A warrant entitles the holder to purchase one share of common stock at $1.00 per share and each Class B warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Class A warrants expire on September 4, 2004 and the Class B warrants, on September 4, 2005. We may decide to extend the expiration dates of the warrants.

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

Item 12 - Certain Relationships and Related Transactions

      In connection with organizing our company, on January 16, 2001, we issued 4,500,000 shares of restricted common stock to Avery Pack, our president, for $1,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

      Commencing in April 2001 and continuing through December 31, 2003, Avery Pack advanced to us $6,993. The advances are non-interest bearing, unsecured and due on January 31, 2005.

Item 13 - Exhibits and Reports on Form 8-K

      (a)  We are including the following exhibits with this report:

Exhibit No.	Description
Exhibit 14	Code of Business Conduct
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of the Corporation
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of the Corporation

      (b) There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14 - Principal Accountant Fees and Services

            The only professional services rendered by Michael F. Cronin, CPA to our company for the fiscal years ended December 31, 2003 and December 31, 2002 were audit services, the fees for which were $1,000 for each year. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	March 29, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	March 29, 2004

Consolidated Pictures Corp.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report	F2
Financial Statements: Balance Sheet December 31, 2003 and December 31, 2002	F3
Statement of Operations For the Years ended December 31, 2003 and 2002 Period from January 16, 2001 (inception) through December 31, 2003	F4
Statement of Cash Flows For the Years ended December 31, 2003 and 2002 Period from January 16, 2001 (inception) through December 31, 2003	F5
Statement of Stockholders' Equity Period from January 16, 2001 (inception) through December 31, 2003	F6
Notes to Financial Statements	F7

MICHAEL F. CRONIN
Certified Public Accountant
687 Lee Road, #210A
Rochester, New York 14606

Board of Directors and Shareholders
Consolidated Pictures Corp.
Pompano Beach, Florida

I have audited the accompanying balance sheet of Consolidated Pictures Corp. (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows and stockholders' equity for the years then ended and for the period January 16, 2001 (inception) to December 31, 2003. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Pictures Corp. (a development stage company) as of December 31, 2003 and December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended and for the period January 16, 2001 (inception) to December 31, 2003 in conformity with generally accepted accounting principles.

March 27, 2004

/s/ Michael F. Cronin

Michael F. Cronin Certified Public Accountant

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	December 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$8,025	$5,432
Deferred Offering Costs	0	2,260

Total Current Assets	8,025	7,692

Total Assets	8,025	7,692

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	105	416
Loans Payable	0	1,000

Total Current Liabilities	105	1,416

Advances from Stockholder	6,993	5,943

Total Liabilities	7,098	7,359

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,579,900 at December 31, 2003; 4,565,500 at December 31, 2002	458	457
Additional Paid-in Capital	13,451	8,943
Deficit Accumulated during Development Stage	(12,982)	(9,067)

Total Stockholders' Equity	927	333

Total Liabilities and Stockholders' Equity	$8,025	$7,692

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Operations
	Year ended				January 16, 2001 (inception) to December 31, 2003
	December 31, 2003		December 31, 2002

Net Sales		$0		$0		$0
Costs Applicable to Sales and Revenue		0		0		0

Gross Profit		0		0		0

Selling, General and Administrative Expenses		3,915		5,042		12,982

Loss before Income Taxes		(3,915)		(5,042)		(12,982)
Income Taxes		0		0		0

Net Loss		$(3,915)		$(5,042)		$(12,982)

Basic Net Loss per Share	$	(NIL )	$	(NIL )	$	(NIL )

Weighted Average Common Shares Outstanding		4,570,053		4,556,010		4,558,825

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Cash Flows
	Year ended		January 16, 2001 (inception) to December 31, 2003
	December 31, 2003	December 31, 2002

Operating Activities
Net Loss	$(3,915)	$(5,042)	$(12,982)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	(311)	(372)	105

Cash Consumed by Operating Activities	(4,226)	(5,414)	(12,877)

Financing Activities
Net Proceeds from the Issuance of Common Stock	6,769	7,400	13,909
Advance from Stockholder	1,050	2,377	6,993
Repayment of Loans Payable	(1,000)	(1,500)	0

Cash Generated from Financing Activities	6,819	8,277	20,902

Change in Cash	2,593	2,863	8,025
Cash – Beginning	5,432	2,569	0

Cash – End	$8,025	$5,432	$8,025

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Changes in Stockholders' Equity For the period January 16, 2001 (inception) to December 31, 2003
	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount

Issued to founder, January 16, 2001	4,500,000	$450	$550	$		$

Issued for services	50,000	5	995

Net Loss for the year ended December 31, 2001					(4,025)

Balance December 31, 2001	4,550,000	455	1,545		(4,025)		(2,025)

Issued for cash in public offering	15,500	2	7,398

Net loss for the year ended December 31, 2002					(5,042)

Balance December 31, 2002	4,565,500	457	8,943		(9,067)		333

Issued for cash in public offering	12,400	1	3,508

Issued for cash in private sale	2,000		1,000

Net loss for the year ended December 31, 2003					(3,915)

Balance December 31, 2003	4,579,900	$458	$13,451		$(12,982)		$(927)

See Notes to Financial Statements

CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
December 31, 2003

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

Stock-based Compensation

Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") which allows companies to either continue to account for stock-based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock-based compensation to employees under APB 25 but will make the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company has approximately $13,000 in net operating loss carryforwards available to reduce future taxable income. These carryforwards expire at various dates beginning in 2022 through 2024. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	December 31, 2003	December 31, 2002

Federal Deferred Tax Asset Relating to Net Operating Losses	$ 1,850	$ 1,300
State Deferred Tax Asset Relating to Net Operating Losses	650	450
Less: Valuation Allowance	(2,500)	(1,750)

Total Deferred Tax Asset	$ 0	$ 0

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $375.

Recent Accounting Pronouncements

The Company's management has reviewed the recent accounting pronouncements issued by the Financial Accounting Standards Board and determined that they are not applicable to the Company's present operations. The Company plans to reconsider the impact of adoption of the new standards upon change of the Company's circumstances.

CONSOLIDATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
December 31, 2003

Note 1 - Stockholders' Equity

            Stock Issued for Services

In September 2001, the Company issued 50,000 shares of restricted common stock for legal services in connection with the Company's public offering of securities. The shares were valued at $1,000.

            Initial Public Offering

On September 4, 2003, the Company closed its public offering of units of securities. Each unit was offered at $0.50 and consisted of one share of common stock; one Class A and one Class B warrant. Upon the closing of the offering, the Company had sold a total of 27,900 units consisting of 27,900 shares of common stock; 27,900 Class A warrants and 27,900 Class B warrants and received net proceeds of $10,909 after offering expenses of $3,041. Of this total, $7,400, net of expenses of $350, was recorded in 2002 and $3,509, net of expenses of $431 and deferred offering costs of $2,260, was recorded in 2003.

Note 2 - Deferred Offering Costs

Deferred offering costs consists of filing fees, legal fees, and printing expenses incurred through September 4, 2003 that were directly related to a public offering described more fully in Note 1 - Stockholders' Equity, Initial Public Offering. Upon closing of the public offering on September 4, 2003, all deferred offering costs of $2,260 were reclassified and treated as a reduction of Additional Paid-in Capital.

Note 3 - Warrants

As of December 31, 2003, the Company had 27,900 Class A warrants and 27,900 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and their expiration date has been extended to September 4, 2004. The Class B warrants are exercisable at $1.50 per share and their expiration date has been extended until September 4, 2005. Due to the limited size of the Company's initial public offering of common stock and warrants, and considering the expiration dates and exercise prices of the warrants, no value was assigned to the warrants.

Note 4 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2003, no options had been granted.

Note 5 - Related Party Transactions

Commencing in April 2001 and continuing through December 31, 2003, the Company's controlling stockholder advanced $6,933 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2005.

Note 6 - Litigation and Commitments

The Company is not a party to any litigation and does not have any commitments or contingent liabilities.