Form 10QSB
period 2004-03-31
CONSOLIDATED PICTURES CORP
filed 2004-05-17
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware Corporation	I.R.S. Employer Identification No. 13-4151225
2789 NE 5th Street Pompano Beach, FL 33062

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 17, 2004, there were 4,579,900 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1 - Financial Statements

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,569	$8,025

Total Current Assets	7,569	8,025

Total Assets	7,569	8,025

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	329	105

Total Current Liabilities	329	105

Advances from Stockholder	7,053	6,993

Total Liabilities	7,382	7,098

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,579,900	458	458
Additional Paid-in Capital	13,451	13,451
Deficit Accumulated during Development Stage	(13,722)	(12,982)

Total Stockholders' Equity	187	927

Total Liabilities and Stockholders' Equity	$7,569	$8,025

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Operations (unaudited)
	Three Months ended				January 16, 2001 (inception) to March 31, 2004
	March 31, 2004		March 31, 2003

Net Sales		$0		$0		$0
Costs Applicable to Sales and Revenue		0		0		0

Gross Profit		0		0		0

Selling, General and Administrative Expenses		740		947		13,722

Loss Before Income Taxes		(740)		(947)		(13,722)
Income Taxes		0		0		0

Net Loss		$(740)		$(947)		$(13,722)

Basic Net Loss per Share	$	(NIL )	$	(NIL )	$	(NIL )

Weighted Average Common Shares Outstanding		4,579,900		4,565,500		4,560,462

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	Three months ended		January 16, 2001 (inception) to March 31, 2004
	March 31, 2004	March 31, 2003

Operating Activities
Net Loss	$(740)	$(947)	$(13,722)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	224	(102)	329

Cash Consumed by Operating Activities	(516)	(1,049)	(13,393)

Financing Activities
Proceeds from the Issuance of Common Stock	0	0	13,909
Advance from Stockholder	60	0	7,053

Cash Generated from Financing Activities	60	0	20,962

Change in Cash	(456)	(1,049)	7,569
Cash - Beginning	8,025	5,432	0

Cash - End	$7,569	$4,383	$7,569

See Notes to Financial Statements

  CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
March 31, 2004

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
March 31, 2004

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

Note 2 - Stockholders' Equity

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

Note 3 - Warrants

As of March 31, 2004, the Company had 27,900 Class A warrants and 27,900 Class B warrants outstanding. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and their expiration date has been extended to September 4, 2004. The Class B warrants are exercisable at $1.50 per share and their expiration date has been extended until September 4, 2005. Due to the limited size of the Company's initial public offering of common stock and warrants, and considering the expiration dates and exercise prices of the warrants, no value was assigned to the warrants.

Note 4 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2004, no options had been granted.

Note 5 - Related Party Transactions

Commencing in April 2001 and continuing through March 31, 2004, the Company's controlling stockholder advanced $7,053 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2005.

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

Results of Operations

            The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2003.

Three months ended March 31, 2004 and three months ended March 31, 2003 and from Inception, January 16, 2001, through March 31, 2004:

            Sales and Cost of Sales - We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception, January 16, 2001, through March 31, 2004.

            Expenses - Selling, general and administrative expenses for the quarter ended March 31, 2004 were $740, which was 22% less than the selling, general, and administrative expenses of $947 for the quarter ended March 31, 2003. The selling, general, and administrative expenses for the quarter ended March 31, 2004 of $740 included; communications, $380; stationery and supplies, $67; and miscellaneous, $293. In the like period ended March 31, 2003, the selling, general, and administrative expenses of $947 included communications, $424; stationery and supplies, $86; and miscellaneous, $437.

            Since inception on January 16, 2001, total selling, general and administrative expenses were $13,722.

            Losses - Our net loss, before taxes, for the quarter ended March 31, 2004 was $740, which was 22% less than the net loss, before taxes, for the quarter ended March 31, 2003 of $947. Our total loss since inception has been $13,722.

            We have not reduced our net loss for the quarter ended March 31, 2004, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

            Our loss per share for the quarter ended March 31, 2004, the quarter ended March 31, 2003 and since inception was $ NIL in all three periods. The loss per share was based on 4,579,900 weighted average common shares outstanding for the quarter ended March 31, 2004;  4,565,500 weighted average common shares outstanding for the quarter ended March 31, 2003; and 4,560,462 weighted average common shares outstanding for the period since inception.

Operations for the Three Months Ended March 31, 2004, Three Months Ended March 31, 2003, and from Inception, January 16, 2001, through March 31, 2004:

            During the period, since inception, January 16, 2001, through March 31, 2004, we primarily arranged for raising capital. We expect to continue with fundraising activities until such time as we have sufficient funds to commence film production.

Liquidity and Capital Resources

            As of March 31, 2004, we had cash in the amount of $7,569, compared to $8,025 at December 31, 2003.

            We have not generated cash flow from our operations. In fact, our operating activities consumed $516 for the three months ended March 31, 2004, compared to $1,049 for the three months ended March 31, 2003. Since inception, we have consumed cash in the amount of $13,393.

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

Item 4 - Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5 - Other Information

            Effective May 6, 2004, our Common Stock was approved for trading on the OTC Bulletin Board under the symbol "CPUR."

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 31.1- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer of the Corporation.

Exhibit 32.1- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer of the Corporation.

(b)	Reports on Form 8-K There were no Reports on Form 8-K filed during the period covered by this report.

SIGNATURES

            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	May 17, 2004