Form 10QSB
period 2004-06-30
CONSOLIDATED PICTURES CORP
filed 2004-08-13
CIK 1141395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-33327

CONSOLIDATED PICTURES CORP.
A Delaware corporation	I.R.S. Employer Identification No. 13-4151225
2789 NE 5th Street Pompano Beach, FL 33062

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 12, 2004, there were 4,579,900 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1 - Financial Statements

Consolidated Pictures Corp. (a development stage company) Balance Sheet
	June 30, 2004 (unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$6,654	$8,025

Total Current Assets	6,654	8,025

Total Assets	$6,654	$8,025

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$278	$105

Total Current Liabilities	278	105

Advances from Stockholder	7,053	6,993

Total Liabilities	7,331	7,098

Stockholders' Equity:
Preferred Stock, par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common Stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 4,579,900	458	458
Additional Paid-in Capital	13,451	13,451
Deficit Accumulated during Development Stage	(14,586)	(12,982)

Total Stockholders' Equity (Deficit)	(677)	927

Total Liabilities and Stockholders' Equity	$6,654	$8,025

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Operations (Unaudited)
	Three months ended				Six months ended				January 16, 2001 (inception) to June 30, 2004
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

Net Sales		$0		$0		$0		$0		$0
Costs Applicable to Sales and Revenue		0		0		0		0		0

Gross Profit		0		0		0		0		0

Selling, General and Administrative Expenses		864		772		1,604		1,719		14,586

Loss before Income Taxes		(864)		(772)		(1,604)		(1,719)		(14,586)
Income Taxes		0		0		0		0		0

Net Loss		$(864)		$(772)		$(1,604)		$(1,719)		$(14,586)

Basic Net Loss per Share	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted Average Common Shares Outstanding		4,579,900		4,565,500		4,579,900		4,565,500		4,561,864

See Notes to Financial Statements

Consolidated Pictures Corp. (a development stage company) Statements of Cash Flows (Unaudited)
	Six months ended		January 16, 2001 (inception) to June 30, 2004
	June 30, 2004	June 30, 2003

Operating Activities
Net Loss	$(1,604)	$(1,719)	$(14,586)

Adjustments to Reconcile Net Loss to Cash
Change in Operating Assets and Liabilities:
Accounts Payable	173	(72)	278

Cash Consumed by Operating Activities	(1,431)	(1,791)	(14,308)

Financing Activities
Proceeds from the Issuance of Common Stock	0	0	13,909
Advance from Stockholder	60	50	7,053

Cash Generated from Financing Activities	60	50	20,962

Change in Cash	(1,371)	(1,741)	6,654
Cash - Beginning	8,025	5,432	0

Cash - End	$6,654	$3,691	$6,654

See Notes to Financial Statements

  CONSOLIDATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
June 30, 2004

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

The Company has approximately $14,000 in net operating loss carryforwards available to reduce future taxable income. These carryforwards expire at various dates beginning in 2022 through 2024. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

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
June 30, 2004

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

Note 4 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2004, no options had been granted.

Note 5 - Related Party Transactions

Commencing in April 2001 and continuing through March 31, 2004, the Company's controlling stockholder advanced $7,053 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2005.

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

Three months ended June 30, 2004 and three months ended June 30, 2003

            Sales and Cost of Sales - We are presently in the development stage of our motion picture production business. We did not have any sales or cost of sales since inception, January 16, 2001, through June 30, 2004.

            Expenses - Selling, general and administrative expenses for the quarter ended June 30, 2004 were $864, which was 12% more than the selling, general, and administrative expenses of $772 for the quarter ended June 30, 2003. The selling, general, and administrative expenses for the quarter ended June 30, 2004 of $864 included; communications, $602; stationery and supplies, $54; and miscellaneous, $208. In the like period ended June 30, 2003, the selling, general, and administrative expenses of $772 included communications, $268; advertising, $185; and miscellaneous, $319.

            Since inception on January 16, 2001, total selling, general and administrative expenses were $14,586.

            Losses - Our net loss, before taxes, for the quarter ended June 30, 2004 was $864 740, which was 12% more than the net loss, before taxes, for the quarter ended June 30, 2003 of $772. Our total loss since inception has been $14,586.

            We have not reduced our net loss for the quarter ended June 30, 2004, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

            Our loss per share for the quarter ended June 30, 2004 and the quarter ended June 30, 2003 was $ NIL in both periods. The loss per share was based on 4,579,900 weighted average common shares outstanding for the quarter ended June 30, 2004 and 4,565,500 for the quarter ended June 30, 2003.

Six months ended June 30, 2004 and June 30, 2003 and from Inception, January 16, 2001, through June 30, 2004:

            Expenses - Selling, general and administrative expenses for the six months ended June 30, 2004 were $1,604 or $115 less than the selling, general, and administrative expenses of $1,719 for the six months ended June 30, 2003. The selling, general and administrative expenses for the six months ended June 30, 2004, of $1,604, included communications, $972; stationery and supplies, $90; and miscellaneous, $542. In the like period ended June 30, 2003, the selling, general and administrative expenses, of $1,719, included communications, $684; subscriptions, $314; advertising, $185; and miscellaneous expenses, $537.  Since inception on January 16, 2001 through June 30, 2004, total selling, general and administrative expenses were $14,586.

            Losses - Our net loss, before taxes, for the six months ended June 30, 2004 was $1,604, which was 7% less that the net loss, before taxes, for the six months ended June 30, 2001 of $1,719. Our total loss since inception was $14,586.

            We have not reduced our net loss for the six months ended June 30, 2004, by any tax benefit and, therefore, our net loss after taxes is the same as the net loss before taxes.

            Our loss per share for the six months ended June 30, 2004 and the six months ended June 30, 2003 was $NIL in both periods. The loss per share was based on 4,579,900 weighted average common shares outstanding for the six months ended June 30, 2004, and 4,565,500 weighted average common shares outstanding for the six months ended June 30, 2003.

Operations for the Six Months Ended June 30, 2004, Six Months Ended June 30, 2003, and from Inception, January 16, 2001, through June  30, 2004:

            During the period, since inception, January 16, 2001, through June 30, 2004, we primarily arranged for raising capital. We expect to continue with fundraising activities until such time as we have sufficient funds to commence film production.

Liquidity and Capital Resources

            As of June 30, 2004, we had cash in the amount of $6,654, compared to $8,025 at December 31, 2003.

            We have not generated cash flow from our operations. In fact, our operating activities consumed $1,431 for the six months ended June 30, 2004, compared to $1,791 for the six months ended June 30, 2003. Since inception, we have consumed cash in the amount of $14,308.

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

Item 3 - Controls and Procedures

            Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer/principal financial officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

SIGNATURES

            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President, Chief Executive Officer, and Chief Financial Officer

Date:	August 12, 2004