Form 10QSB
period 2004-09-30
CONSOLIDATED PICTURES CORP
filed 2004-11-15
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004


       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-33327


                           CONSOLIDATED PICTURES CORP.
                 (Name of Small Business Issuer in its Charter)


                 DELAWARE                                  13-4151225
      -------------------------------            ----------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation of organization)               Identification Number)


              1100 NW 163rd Drive, North Miami Beach, Florida 33169
              -----------------------------------------------------
                     (Address of principal executive office)

                                 (305) 623-1140
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )


As of November 12, 2004, there were 14,579,900 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
                           CONSOLIDATED PICTURES CORP.
                                   FORM 10-QSB
                                TABLE OF CONTENTS
PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1   Financial Statements                                          F-1
------   --------------------
Item 2   Management's Discussion and Analysis or Plan of Operation     F-9
------   ---------------------------------------------------------
Item 3   Controls and Procedures                                       F-10
------   -----------------------

PART II  OTHER INFORMATION
-------  -----------------
Item 1   Legal Proceedings                                             F-11
------   -----------------
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds   F-11
------   ------------
Item 3   Defaults upon Senior Securities                               F-11
------   -------------------------------
Item 4   Submission of Matters to a Vote of Security Holders           F-11
------   ---------------------------------------------------
Item 5   Other Information                                             F-11
------   -----------------
Item 6   Exhibits                                                      F-11
------   --------

SIGNATURES                                                             F-11
----------

                                     PART I

Item 1 - Financial Statements

                           Consolidated Pictures Corp.
                          (a development stage company)
                                  Balance Sheet


                                                                September 30,
                               ASSETS                               2004
                                                                 (Unaudited)
                                                               --------------
Current Assets
  Cash                                                         $        5,692
                                                               --------------
 Total Current Assets                                                   5,692
                                                               --------------
Total Assets                                                   $        5,692
                                                               --------------

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                             $            -
                                                               --------------
 Total Current Liabilities                                                  -

Advances from Stockholder                                               7,053
                                                               --------------
Total Liabilities                                                       7,053
                                                               --------------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, par value $0.0001;
   authorized 5,000,000, none issued and outstanding                        -
  Common Stock, par value $0.0001;
   authorized 50,000,000, issued and outstanding 4,579,900                458
  Additional Paid-in Capital                                           13,451
  Deficit Accumulated during Development Stage                        (15,270)
                                                               --------------
Total Stockholders' Deficit                                            (1,361)
                                                               --------------
Total Liabilities and Stockholders' Deficit                    $        5,692
                                                               ==============

--------------------------------------------------------------------------------
                           Consolidated Pictures Corp.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)
                                                                   January 16,
                                                                       2001
                  Three months ended       Nine months ended     (inception) to
                 Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                   2004        2003         2004       2003        2004
                 ---------- ----------- ------------ ------------ ------------
Net Sales        $        - $         - $          - $          - $          -
Costs Applicable
to Sales and              -           -            -            -            -
Revenue          ---------- ----------- ------------ ------------ ------------
Gross Profit              -           -            -            -            -

Selling, General
and
Administrative          684         552        2,288        2,271       15,270
Expenses         ---------- ----------- ------------ ------------ ------------
Loss before
Income Taxes           (684)       (552)      (2,288)      (2,271)     (15,270)

Income Taxes              -           -            -            -            -
                 ---------- ----------- ------------ ------------ ------------
Net Loss         $     (684)$      (552)$     (2,288)$     (2,271)$    (15,270)
                 ---------- ----------- ------------ ------------ ------------
Net Loss per
Share-Basic
and Diluted      $        - $         - $          - $          - $          -
                 ---------- ----------- ------------ ------------ ------------
Weighted Average
Common Shares

Outstanding-Basic
and Diluted       4,579,900   4,569,161    4,579,900    4,566,720    4,563,090
                 ---------- ----------- ------------ ------------ ------------







See Notes to Financial Statements

--------------------------------------------------------------------------------
                           Consolidated Pictures Corp.
                          (a development stage company)

                            Statements of Cash Flows
                                   (Unaudited)
                                                             January 16,
                                                                 2001
                                         Nine months ended    (inception)
                                                                  to
                                        Sept. 30,  Sept. 30,   Sept. 30,
                                          2004       2003        2004
                                      ----------- ----------- ------------
Operating Activities:
  Net Loss                            $   (2,288) $   (2,271) $   (15,270)

 Loss to Cash:

  Change in Operating Assets
  and Liabilities:
    Accounts Payable                        (105)       (416)           -
    Deferred Offering Costs                    -       2,260            -
                                      ----------  ----------  -----------
Net Cash used in Operating Activities     (2,393)       (427)     (15,270)

Financing Activities:
    Proceeds from the Issuance
      of Common Stock                          -       7,200       13,909
    Offering Costs                             -      (2,260)           -
    Advance from Stockholder                  60          50        7,053
    Repayment of Loans Payable                 -      (1,000)           -
                                      ----------  ----------  -----------
Cash provided by Financing Activities         60       3,990       20,962
                                      ----------  ----------  -----------
Change in Cash                            (2,333)     (1,741)       5,692
Cash - Beginning of period                 8,025       5,432            -
                                      ----------  ----------  -----------
Cash - End of period                  $    5,692  $    3,691  $     5,692
                                      ----------  ----------  -----------
See Notes to Financial Statements
















                                       F-3
--------------------------------------------------------------------------------

                           CONSOLIDATED PICTURES CORP.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Development Stage Operations

Consolidated Pictures Corp., (the "Company" or "CPC") was formed on January 16, 2001 as a Delaware corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities.

On October 12, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Y-Tel International, LLC, a Florida limited liability company ("Y-Tel"). Such transaction was accounted for as reorganization (see Note 7). Y-Tel provides long-distance and other telecom related services to phone companies. Y-Tel is currently targeting markets in the rapidly developing Americas region (Caribbean, Central and South America).

At September 30, 2004, the Company has an accumulated deficit of approximately $15,000, negative working capital of approximately $1,400 and has not generated significant cash flows from operations. The Company does not have any existing financing sources. Management recognizes the Company must generate additional financing to enable it to continue operations. As described above, the Company has entered into an Agreement and Plan of Reorganization, intended to fund operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Revenue and Expense Recognition

The SEC has issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Upon commencement of revenue recognition activities, the Company will recognize revenues in accordance with SAB 104.

                           CONSOLIDATED PICTURES CORP.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2004


Stock-based Compensation


As of September 30, 2004, the Company has adopted one stock-based employee compensation plan (see Note 4). The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three and nine months ended September 30, 2004 and 2003 under APB Opinion No. 25 as the Company did not grant any options during the periods. At September 30, 2004, the Company had no options or warrants issued and outstanding to employees.

Recent Accounting Pronouncements

The recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.


Note 2 - Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The unaudited condensed financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.


Note 3 - Warrants

As of September 30, 2004, the Company had 27,900 Class A warrants and 27,900 Class B warrants outstanding, which were granted in connection with the issuance of 27,900 shares of the Company's common stock in September 2003 for net proceeds of approximately $11,000. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and their expiration date is September 4, 2005. The Class B warrants are exercisable at $1.50 per share and their expiration date is September 4, 2006.

                           CONSOLIDATED PICTURES CORP.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2004

Note 4 - Stock Option Plan

On January 31, 2001, the Company adopted the 2001 Consolidated Pictures Corp. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2004, no options had been granted.


Note 5 - Related Party Transactions

Commencing in April 2001 and continuing through March 31, 2004, the Company's controlling stockholder advanced $7,053 to the Company. The advances are non-interest bearing, unsecured and are due on July 31, 2005.


Note 6 - Commitments and Contingencies

The Company is not a party to any litigation and does not have any commitments or contingent liabilities.


Note 7 - Subsequent Events

On October 12, 2004, the Company entered into the Agreement with Y-Tel.

Simultaneously with the closing of the acquisition, Mr. Pack, the then President and director of the Company, sold 1,450,400 restricted shares of his Company common stock for $158,334 to Health Care Services, L.L.C. ("HCS"). HCS is a business associate of Y-Tel but it or its officers, directors, or managers are not affiliates of either Y-Tel or CPC. The shares were acquired by HCS for investment purposes and not with a view toward distribution. Mr. Pack resigned as President at the time of closing of the acquisition and effective October 27, 2004 resigned from the Board of Directors.

Immediately prior to the acquisition, the Company had 4,579,900 outstanding shares of common stock and no outstanding shares of preferred stock. In accordance with the Agreement, the Company issued 10,000,000 shares of its common stock to the members of Y-Tel in exchange for all of the outstanding membership interests of Y-Tel. Immediately after the acquisition, (i) the current stockholders of the Company owned 3,129,500 shares, or approximately 21%, and (ii) the Company is now controlled by the former members of Y-Tel, who own 69% of the outstanding Company shares. The share exchange ratio in the acquisition was determined through arms-length negotiations between the Company and Y-Tel.

                           CONSOLIDATED PICTURES CORP.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2004


NOTE 7 - SUBSEQUENT EVENTS, CONTINUED

Management accounted for the reorganization as a capital stock transaction. Accordingly, the reorganization will be reported as a recapitalization of the Company. Y-Tel is considered the acquirer for accounting purposes (a "reverse acquisition") because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of Y-Tel.

In connection with the reorganization, the Company has entered into employment agreements with two officers. Such agreements are in effect through July 2006 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Future annual minimum payments under these employment agreements approximate $288,000, with potential annual increases as defined. In connection with the employment agreements, the Company issued an aggregate of 1,000,000 options to purchase common stock of the Company to the two officers, with and exercise price of $0.10, which vest immediately and expire through October 2014. The Company also issued an aggregate of
1,500,000 options to purchase common stock of the Company to various consultants, with an exercise price of $0.05 which vest immediately and expire through September 2007.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Y-Tel for the three and nine months ended September 30, 2004 as if the acquisition had occurred on January 1, 2004 and the three and nine months ended September 30, 2003, as if the acquisition had occurred on January 1, 2003.



                   Unaudited Pro Forma Statement of Operations
                  For the Three Months Ended September 30, 2004

                                        CPC        Y-Tel      Pro Forma
                                     ---------- -----------   ----------
Revenues                             $       -  $  364,914    $  364,914

Net Loss                                  (684)   (252,768)     (253,320)
                                     =========  ==========    ==========
Basic and diluted loss per
common share                         $       -  $    (0.03)   $    (0.02)
                                     =========  ==========    ==========
Basic and diluted weighted average
common shares outstanding            4,579,900  10,000,000    14,579,900
                                     =========  ==========    ==========

                           CONSOLIDATED PICTURES CORP.
                          (a development stage company)
                          Notes to Financial Statements
                               September 30, 2004

NOTE 7 - SUBSEQUENT EVENTS, CONTINUED

                   Unaudited Pro Forma Statement of Operations
                  For the Nine Months Ended September 30, 2004

                                  CPC        Y-Tel        Pro Forma
                              ----------  -----------    -----------
Revenues                      $       -   $  886,351     $ 886,3351

Net Loss                         (2,228)    (918,841)      (921,112)
                              =========   ==========     ==========
Basic and diluted loss per
common share                  $       -   $    (0.09)    $    (0.06)
                              =========   ==========     ==========
Basic and diluted weighted
average common
shares outstanding            4,579,900   10,000,000     14,579,900
                              =========   ==========     ==========

                   Unaudited Pro Forma Statement of Operations
                  For the Three Months Ended September 30, 2003

                                  CPC        Y-Tel        Pro Forma
                              ----------  -----------    -----------
Revenues                      $       -   $        -     $        -

Net Loss                           (552)     (14,736)       (15,288)
                              =========   ==========     ==========
Basic and diluted loss per
common share                  $       -   $        -     $        -
                              =========   ==========     ==========
Basic and diluted weighted
average common
shares outstanding            4,569,161   10,000,000     14,569,161
                              =========   ==========     ==========

                   Unaudited Pro Forma Statement of Operations
                  For the Nine Months Ended September 30, 2003

                                  CPC        Y-Tel        Pro Forma
                              ----------  -----------    -----------
Revenues                      $       -   $        -     $        -

Net Loss                         (2,271)     (14,736)       (15,288)
                              =========   ==========     ==========
Basic and diluted loss per
common share                  $       -   $        -     $        -
                              =========   ==========     ==========
Basic and diluted weighted
average common
shares outstanding            4,566,720   10,000,000     14,566,720
                              =========   ==========     ==========

Item 2 - Management's Discussion and Analysis or Plan of Operation

General

In addition to historical information, management's discussion and analysis or plan of operation includes certain forward-looking statements, including, but not limited to, those related to our growth and strategies, future operating results and financial position as well as economic and market events and trends. All forward-looking statements made by us, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond our control.

The following discussion of our financial condition and results of operations should be read in connection with our financial statements and notes thereto appearing elsewhere herein.

We have been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. Our activities to date have consisted primarily of organizational and equity fund-raising activities.

Since inception, we have funded our operations primarily through the private placement of equity securities and advances from our primary shareholder. As of September 30, 2004 our cash balance was $5,692 and will not satisfy our future cash requirements.

On October 12, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Y-Tel International, LLC, a Florida limited liability company ("Y-Tel"). Such transaction was accounted for as reorganization.

Simultaneously with the closing of the acquisition, Mr. Pack, the then President and director of the Company, sold 1,450,400 restricted shares of his Company common stock for $158,334 to Health Care Services, L.L.C. ("HCS"). HCS is a business associate of Y-Tel but it or its officers, directors, or managers are not affiliates of either Y-Tel or the Company. The shares were acquired by HCS for investment purposes and not with a view toward distribution. Mr. Pack resigned as President at the time of closing of the acquisition and effective October 27, 2004 resigned from the Board of Directors.

Immediately prior to the acquisition, the Company had 4,579,900 outstanding shares of common stock and no outstanding shares of preferred stock. In accordance with the Agreement, the Company issued 10,000,000 shares of its common stock to the members of Y-Tel in exchange for all of the outstanding membership interests of Y-Tel. Immediately after the acquisition, (i) the current stockholders of the Company owned 3,129,500 shares, or approximately 21%, and (ii) the Company is now controlled by the former members of Y-Tel, who own 69% of the outstanding Company shares. The share exchange ratio in the acquisition was determined through arms-length negotiations between the Company and Y-Tel.

Management accounted for the reorganization as a capital stock transaction. Accordingly, the reorganization will be reported as a recapitalization of the Company. Y-Tel is considered the acquirer for accounting purposes (a "reverse acquisition") because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of Y-Tel.

In connection with the reorganization, the Company has entered into employment agreements with two officers. Such agreements are in effect through July 2006 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Future annual minimum payments under these employment agreements approximate $288,000, with potential annual increases as defined. In connection with the employment agreements, the Company issued an aggregate of 1,000,000 options to purchase common stock of the Company to the two officers, with and exercise price of $0.10, which vest immediately and expire through October 2014. The Company also issued an aggregate of
1,500,000 options to purchase common stock of the Company to various consultants, with an exercise price of $0.05 which vest immediately and expire through September 2007.


Item 3 - Controls and Procedures

As of September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer/principal financial officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                     PART II

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     On September 3, 2004, we extended, by one year, the expiration dates of our warrants. The Series A warrants now expire on September 4, 2005 and the Series B warrants on September 4, 2006.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 - Other Information

     None.

Item 6 - Exhibits

        (a)    Exhibits

               Exhibit 31.1- Certification  pursuant to 18 U.S.C.  Section 1350,
               ------------
               as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the President and Chief Executive Officer, and the Chief Financial Officer of the Corporation.

               Exhibit 32.1- Certification  pursuant to 18 U.S.C.  Section 1350,
               ------------
               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the President and Chief Executive Officer, and Chief Financial Officer of the Corporation.


                                   SIGNATURES
            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Consolidated Pictures Corp.
                                 (Registrant)
         By:    /s/ Steve Lipman
                ------------------------------
                   Steve Lipman, President and CEO

       Date:    November 15, 2004