Form 10KSB
period 2004-12-31
Y-TEL INTERNATIONAL INC
filed 2005-04-14
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2004

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the transition period from                   to
                               ------------------   -------------------

Commission file number 000-33327




                           Y-TEL INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its charter)

             Delaware                                          134151225
      (State or Other Jurisdiction of                        (IRS Employer
      Incorporation or Organization)                       Identification No.)

      1100 NW 163rd Drive
      N. Miami Beach FL                                          33169
(Address of Principal Executive Offices)                      (Zip Code)


                                 (305) 623-1140
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

    Title Of Each Class             Name Of Each Exchange On Which Registered
    --------------------            -----------------------------------------
         None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,249,380.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices of such common equity, as of March 31, 2005 was $13,597,549.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Issuer's common stock, $.001 par value per share, as of March 31, 2005 was 16,273,438 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                Table of Contents
                                -----------------                       Page
Item                                                                  Number
----                                  PART I                          ------
1.  Description of Business                                             4
2.  Description of Property                                             6
3.  Legal Proceedings                                                   7
4.  Submission of Matters to a Vote of Security Holders                 7


                                      PART II

5.  Market for Common Equity and Related Stockholder Matters            8
6.  Management's Discussion and Analysis or Plan of Operation           10
7.  Financial Statements                                                14
8.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                              14

8A. Controls and Procedures                                             14
8B. Other Information                                                   15


                                     PART III

9.  Directors and Executive Officers of the Registrant                  15
10. Executive Compensation                                              19
11. Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                   22
12. Certain Relationships and Related Transactions                      23
13. Exhibits and Reports on Form 8-K                                    23
14. Principal Accountant Fees and Services                              24

Signatures                                                              25

Audited Consolidated Financial Statements                               F-1


PRELIMINARY NOTE: This Annual Report on Form 10-KSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Trends, Risks and Uncertainties" in Item 6 of Part II for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

                                     PART I

Item 1.  Description of Business.

Overview

Y-Tel International, Inc (YTLI:OTC/BB) ("we," "us", "Y-Tel", or the "Company") was incorporated as Consolidated Pictures Corp. ("CPC") in January 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, LLC in a reverse merger transaction and on December 26, 2004 changed its name to Y-Tel International, Inc.

Y-Tel is in the international telecommunications and Voice for WIFI over Land ("VoWLAN") industries with telecom HUBS located in Miami, Florida and Panama City, Panama. The Company's growth strategy is to become a leading provider of international wholesale long distance and Wifi VoWLAN services. These segments include telecommunications traffic originating from fiber, satellite, internet, VOIP and Wifi.

Growth Strategy
The Company's growth strategy focuses on strategic alliances and acquisitions within the related business segments.

International Wholesale Long Distance Industry Segment
Y-Tel has created a strategic alliance with the fastest growing cellular provider in the Caribbean region. The provider is under contract with the Company and is the Company's sole customer at the present time. The annual contract terminated on January 20, 2005 at which time it converted to a month to month contract. This relationship will become the catalyst for expansion throughout the Caribbean islands. Strategic alliances with other carriers, within the telecom industry will enable the Company to capture a significant part of the market share in selected, underserved regions around the world.

Competition in the International Wholesale Long Distance Industry
The wholesale telecom industry is not new to competition. There are many profitable companies competing around the world today. Some try to offer better rates while others focus on quality and reliability. The cliche of "you get what you pay for" seems to really apply in this industry. However, Y-Tel's strategy for beating the competition focuses on a combination of service, cost, quality and reliability. The Company prides itself in being able to meet the specific needs of its customers within a timely manner. Secondly, the Company is currently developing plans to control its own tier 1 routes to ensure the highest quality at the lowest price. These activities Combined with a strategy of key alliances, will help the Company's goal of quick penetration in selected markets around the world.

Wifi VoWLAN Industry Segment
The Company has formed a strategic alliance with EBI Communications, Inc in the form of an exclusive distributor agreement for their new Wifi VoWLAN product. This alliance enables the Company to target customers seeking lower international long distance costs through the use of the Company's new Wifi phones and VoWLAN networks. The new phones will be used by international travelers placing calls in one of 40,000 Wifi hotspots located around the world.

Y-Tel has also completed an Agreement with KBMP Communications for the development of a WiFi network throughout the Bahamas Islands. Customers will get excellent coverage within the network and experience a substantial cost savings, because a minute of WiFi airtime costs only a fraction of what a cellular call costs. The cost savings is magnified exponentially when making international calls, such as international travelers calling home. For example, the average call from a hotel room in Panama City, Panama to the United States averages $2.75/minute; but the same call, in the same Hotel, using a WiFi phone across the WiFi network would only cost $.25/minute.

Competition in the Wifi VoWLAN Industry
The Wifi VoWLAN industry is a much different competitive environment. Many believe the technology for delivering voice over a Wifi network is not readily available and thus, the competition in the marketplace is not in full swing.

Acquisitions
An integral part of Y-Tel's aggressive growth strategy is acquisition of strategic, specialized, profitable and well- managed companies currently operating within these two industries. The Company is currently evaluating several companies as acquisition candidates for FY 2005.

Regulatory Matters

General

The telecommunications industry is subject to various federal, state and local laws. The Company is in full compliance with both domestic and international laws.

Business Background

Consolidated Pictures Corp was incorporated in Delaware on January 16, 2001, for the purpose of developing, producing, marketing and distributing low-budget films. On May 30, 2001, Consolidated Pictures Corp filed a Registration Statement with the Securities and Exchange Commission for their initial public offering. On September 4, 2001, the Registration Statement was deemed effective and September 4, 2003, the public offering of units of securities was officially closed. Each unit was offered at $0.50 and consisted of one share of common stock; one Class A and one Class B warrant. Upon the closing of the offering, the Company had sold a total of 27,900 units consisting of 27,900 shares of common stock; 27,900 Class A warrants and 27,900 Class B warrants and received net proceeds of $10,909 after offering expenses of $3,041. No business activity transpired from inception, January 16, 2001 through September 30, 2004. The Company's authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2004, there were 4,579,900 shares of common stock issued and outstanding. None of the preferred stock has been issued. As of September 30,2004 there were 27,900 Class A warrants and 27,900 Class B warrants outstanding. Each Class A warrant entitles the holder to purchase one share of common stock at $1.00 per share and each Class B warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Class A warrants expire on September 4, 2005 and the Class B warrants, on September 4, 2006.

On October 13, 2004, CPC entered into an Agreement and Plan of Reorganization (the "Agreement") with Y-Tel International, LLC, a Florida limited liability company and subsequently changed its name to Y-Tel International, Inc. This transaction was accounted for as a reorganization.

Progression of Y-Tel International, LLC and its subsidiaries
Y-Tel International, LLC was organized as a limited liability company in the state of Florida on August 8, 2003 for the purpose of developing an International wholesale long distance company with operations in Panama City, Panama. On August 21, 2003 Y-Tel International, LLC established Y-Tel International Panama, SA as a wholly owned subsidiary in the Republic of Panama for the purpose of operating an international gateway for telecommunications traffic around the world.

October 2003 - Y-Tel shipped equipment to Panama and initiated the installation process.

On October 29, 2003, Y-Tel completed the acquisition of International Telekom, LLC (formerly Intel Communications, LLC) which is located in Miami, Florida. International Telekom, LLC is accounted for as a wholly owned subsidiary of Y-Tel.

January 2004, International Telekom, LLC completed a contract with Digicel USA, the fastest growing GSM provider in the Caribbean region. The contract provides for revenue resulting from port rental charges and termination of traffic throughout the Caribbean islands.

February 2004, the Company redirects 100% of its resources to servicing Digicel.

July 2004, the Company completed installation of a 9 meter satellite dish for Digicel.

October 13, 2004, the Company completed the reverse merger with Consolidated Pictures Corp.

October 25, 2004 Y-Tel entered the Wifi VoWLAN business by completing an exclusive distributor agreement with EBI Communications, Inc.

December 2004, the Company entered into a contract with KBMP for installation of a VoWLAN network in the Bahamas islands.

December 26, 2004 Consolidated Pictures Corp changed its name to Y-Tel International, Inc. and the trading symbol was thereby changed from CPUR to YTLI.

Employees
The Company employs three full time employees, four telecom technicians (contract labor) and various consultants.

Item 2.  Description of Property.

As of December 31, 2004, the Company had leased facilities for its telecom hub in Miami, Florida and leased facilities for its hub in Panama City, Panama.

The lease for the 800 sq. ft. Miami facility expires on July 1, 2005 and the rent is $84,000 per annum.

The lease related to the 800 sq. ft. Panama facility expires in September 2008. However, as of March 8, 2005 the lease agreement has been substantially amended to effectively change the terms from five years to a month-to-month lease at a rate of $800 per month.

Item 3.  Legal Proceedings.

We are not subject to any pending litigation, legal proceedings or claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Prices

The Common Stock of the Company began trading on the Over the Counter Bulletin Board ("OTC: BB") on October 5, 2004 and is listed under the symbol "YTLI." The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's common stock as reported by Stockwatch.com or the National Quotation Bureau, Inc, as applicable. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year ended December 31, 2004:                       High   Low
-------------------------------------                      -----  ---
Quarter ended December 31, 2004 (YTLI)                     5.25   2.00

Stockholders

As of December 31, 2004, the Company had approximately 99 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company's preferred stock then outstanding, the Company's earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.

Penny Stock
The Company's Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets for the certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Sale of Unregistered Securities

During the fourth quarter of 2004, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. On October 13, 2004, the Company issued 10,000,000 shares of common stock to the partners of Y-Tel International, LLC as a result of the reverse merger;

2. On October 25, 2004, the Company issued 270,000 shares of common stock to EBI Communications, Inc. and 30,000 shares of common stock to Van Orten & Partners in connection with the Exclusive Distributor Agreement for the Wifi VoWLAN product;

3. On November 30, 2004, the Company issued 100,000 shares of common stock to Van Orten & Partners in connection with consulting services;

4. On November 30, 2004 the Company issued a convertible promissory note to Steven Math for $150,000 at 8% per annum. On December 28, 2004 the holder converted the principal and accrued interest into 37,750 shares of the Company's common stock.

5. On December 2, 2004, the Company issued 50,000 shares of common stock to George Simpson in connection with consulting services;

6. On December 2, 2004, the Company issued 50,000 shares of common stock to Steven Math in connection with consulting services;

7. On December 3, 2004, the Company issued 25,000 shares of common stock to Executive Financial Group in connection with consulting services;

8. On December 6, 2004 the Company issued 10,000 shares of common stock to JT Tucker, Inc in connection with services provided.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Transfer Agent
The Company's transfer agent is Atlas Stock Transfer in Salt Lake City, Utah.

Stock Options
During the year ended December 31, 2004, the Company granted options to purchase 1,000,000 shares of the Company's common stock to two employees, and 1,500,000 to three consultants. The options were granted pursuant to employment agreements and consulting agreements. During the year ended December 31, 2004, $550,000 and $408,750 of stock based compensation expenses were recognized in the accompanying consolidated statements of operations for options granted to employees and consultants, respectively. The options are exercisable at $.55/share and expire on September 30, 2007.

Warrants
As of December 31, 2004, the Company had issued 27,900 Class A warrants and 27,900 Class B warrants, which were granted together with the issuance of 27,900 shares of the Company's common stock in connection with a public offering effected September 4, 2003. Each warrant entitles the holder to acquire one share of common stock. The Class A warrants are exercisable at $1.00 per share and their expiration date is September 4, 2005, as amended. The Class B warrants are exercisable at $1.50 per share and their expiration date is September 4, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at December 31, 2004 and therefore, an allowance for bad debts has not been recorded in the financial statements. Approximately 86% of the Company's revenue was provided from one customer and there have been no indications the customer's financial condition has deteriorated. As the Company expands, Management will continue monitoring financial indicators and cash flow patterns and will establish such an allowance should the need arise.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is generated primarily from the sale of traffic (minutes) to other telecom companies. Revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The

Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 10 of the accompanying consolidated financial statements. The Company accounts for this plan under the recognition and measurement principles of APB 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

Issuance of Stock for Non-cash Considerations

All issuance of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF) 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined bat the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the common stock issued for consulting services to be performed in future periods as prepaid services in its consolidated balance sheet.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales of $1,249,380 for the year ended December 31, 2004 is comprised of twelve months of revenue from International Telekom. The revenue of $76,423 for the period ended December 31, 2003 represents only two months of revenue from International Telekom, which was acquired effective November 2003.

Cost of Sales

Cost of sales of $635,418 for the year ended December 31, 2004 is comprised of twelve months of costs from International Telekom. The cost of sales of $101,992 for the period ended December 31, 2003 represents only two months of costs from International Telekom, which was acquired effective November 1, 2003.

Operating Expenses

Operating expenses were $3,996,160 for the year ended December 31, 2004 compared to $518,487 for the period ended December 31, 2003. This represents an increase of $3,477,673 or 669.99% over 2003. Of this increase, approximately $1,227,947 is related to the full year effect of operations for the Company in 2004 versus only four months of operations in 2003. Y-Tel and Y-Tel Panama were both founded in August 2003, and International Telekom was acquired in November 2003. The remaining net increase of $2,249,726 is a result of non-cash stock based compensation for employees and consultants in connection with the reorganization.

Liquidity and Capital Resources

The Company has net working capital of $153,552 as of December 31, 2004. This is largely attributed to the amount capitalized as prepaid services resulting from common stock issued for services to be rendered through December 2005. The Company believes the funding arrangements provided through the sale of common stock under Regulation S are sufficient to meet its working capital needs for the next twelve months. However, implementation of the Company's strategic plan related to acquisitions and production of the Company's Wifi phones, will require additional capital.

Going Concern

The Company's independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2004, and has an accumulated deficit of $3,926,254 at December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor can there be any assurances that the Company has identified all possible risks that might arise. Current and potential investors should carefully consider all of the following risk factors before making an investment decision with respect to our stock.

We Have a Limited History

The Company was founded in August 2003 and thus, has a limited history of operations. The Company may encounter unanticipated, unusual, or unexpected risks and problems, which could adversely affect our operations, revenue, and ability to obtain a profit.

We Require Additional Capital for Production of Wifi Phones

The Company will require additional capital for production of Wifi phones. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

We Require Additional Capital for Acquiring Other Companies

The Company will require additional capital for acquisition of other companies that will complement the Company's growth strategy. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

If We Obtain Additional Financing, or Acquire Companies using Our Common Stock, It Could Dilute Present Stockholder Holdings.

We will likely need to raise money through the sale of additional equity within the next twelve months, in one or more private placements and/or public offerings. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted. In addition, we will likely acquire companies using our common stock as consideration. If we do so, all of our existing stockholders at such time and their stock holdings will be proportionately diluted.

Our Business Depends on:
   A. The Company's ability to secure adequate funding to ensure the Company meets its financial objectives.
   B.  The Company's ability to obtain Tier 1 routes for our customers.
   C.  The Company's ability to offer competitive rates to our customers.

Our Aggressive Business Plans Will Place a Significant Strain on Our Assets.

Implementation of our aggressive acquisition strategy will impose significant strains on our management, operating systems and financial resources. The acquisitions that we are currently contemplating would involve substantial expenditures of our time and resources to close. If we fail to manage our growth or encounter unexpected difficulties during expansion, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they are able to devote to our existing operations.

We Are Heavily Dependent on Our Senior Management.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer and our Chief Financial Officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We have a history of losses.

We incurred consolidated net losses of $3,382,198 and $544,056 during the year ended December 31, 2004, and period ended December 31, 2003, respectively. Our management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Because Our Competition Has Greater Experience and Resources Than We Do, We May Be at a Competitive Disadvantage.

Many of our competitors have significantly greater experience and financial resources than us, which could place us at a competitive disadvantage.

Item 7.  Financial Statements.

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-25 attached hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 28, 2004, Consolidated Pictures Corp. (the "Company") appointed Corbin & Company, LLP. (the "New Accountants") as the independent registered public accounting firm to audit the financial statements of the Company for the year ended December 31, 2004. Concurrent with the appointment of the New Accountants, Michael F. Cronin, CPA resigned as the Company's independent auditor. The Board of Directors approved this decision on October 28, 2004.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2003 and 2002, and in the subsequent interim periods, there were no disagreements with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Michael F. Cronin, CPA, would have caused Michael F. Cronin, CPA to make reference to the matter in his report.

The reports of Michael F. Cronin, CPA on the Company's financial statements for the Company's two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim period through the date of engagement of the New Accountants, the Company did not consult the New Accountant regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financialstatements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

There were no reportable events as that term is described in Item
304(a)(1)(iv)(A)-(E) of Regulation S-B.

Item 8A. Controls and Procedures.

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITAIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect that the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumption about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and the duration of their office are as follows:
                                                               Date First
Name            Position Held with the Company        Age  Elected or Appointed
Steve Lipman    President, Chief Executive Officer,    52    October 13, 2004
                Chairman of the Board and Director
John R. Conroy  Chief Financial Officer and Director   48    October 13, 2004
Garry McHenry   Director                               47    October 13, 2004
Jon McMurray    Director                               45    October 13, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Steve B. Lipman, serves as the Company's Chairman of the Board, President, and Chief Executive Officer. Mr. Lipman has served the Company in this capacity since the effective date of the reverse merger. Mr. Lipman is a senior executive experienced in mergers and acquisitions, strategic planning, operations, sales and marketing. He has structured 6 companies and taken 3 companies public, raised millions of dollars and secured major buying contracts. He is the former President of Carrosell, Inc., a $20 million airport advertising company, and former President and Chairman of Satellite Control Tech, Inc. An $80 million wireless technology company specializing in GPS/Cellular and paging for vehicle monitoring, tracking and recovery. Previously, Mr. Lipman was the President of Allied Voice Tech, Inc., a $20 million re-recordable microchip company responsible for developing, manufacturing re-recordable products.

John T. Conroy, serves as the Company's Chief Financial Officer, Secretary and Treasurer. Mr. Conroy was the co-founder of Y-Tel and has served as the Company's Chief Financial Officer since October 2004. Mr. Conroy has over 15 years experience with financial and executive management responsibilities in the healthcare field. He has been Chief Financial Officer and Chief Executive Officer for four hospitals in Florida and Louisiana. His major accomplishments include the successful turn around of two rehab hospitals. Prior to Mr. Conroy taking over the projects, both hospitals were reflecting negative cash flows in excess of one million dollars. After two years in each facility, both had achieved a positive cash flow position in excess of one million dollars while dropping the Medicare utilization within each facility from 98% to 62%. He is the former founder and CEO of Specialty Hospital Resources, Inc., a rehab development company specializing in designing, building and managing physical rehabilitation facilities for hospitals.

Garry McHenry , serves as a director on the Board and as a consultant performing the duties of Vice President of Marketing. Mr. McHenry served as the President for SATX, a public company working in the GPS tracking and cell phone businesses. Prior to SATX, Mr. McHenry was the Eastern Regional Manager of Hospitality Long Distance for Qwest Communications. He has also served as Vice President of International Sales for Bright Technologies, a company that engineered fixed-wireless pay phones.

Jon McMurray, serves as a director on the Board and as a consultant for the Company. Mr. McMurray was the co-founder of Y-Tel International, LLC ("Y-Tel, LLC"). Mr. McMurray was instrumental in the development of a carrier based switch hub in Miami, Florida, and the Panama hub located in the Republic of Panama. Prior to Y-Tel, LLC he worked with a private Atlanta based long distance company developing new markets for the network. Prior to his involvement in telecommunications, Mr. McMurray owned his own construction company for 22 years in Baldwin County, located in south Alabama.

     Directors are elected at each annual meeting of stockholders, although vacancies resulting from resignation, removal, death, or an increase in the size of the Board between annual meetings may be filled by the remaining members of the Board. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The Board met once during 2004, and the Board approved of several matters by unanimous written consent. The Board of Directors does not have a nominating committee.

     Audit Committee . Due to the limited time between the reorganization and
     ---------------
fiscal year end, the Board has not yet implemented an audit committee. This is expected to be completed during FY 2005. The Audit Committee will oversee Y-Tel's corporate accounting and financial reporting process. For this purpose, the Audit Committee will perform several functions. The Audit Committee will evaluate the performance of and assesses the qualifications of the independent auditors; determine the engagement of the independent auditors; determine whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; review and approve the retention of the independent auditors to perform any proposed permissible non-audit services; monitor the rotation of partners of the independent auditors on Y-Tel's engagement team as required by law; review the financial statements to be included in Y-Tel's annual report on Form 10-KSB; and discusses with management and the independent auditors the results of the annual audit and the results of Y-Tel's quarterly financial statements.

     Compensation of Directors . The Company does not currently pay directors'
     -------------------------
fees to its Board members, but does provide transportation, lodging and reimbursement of all reasonable expenses for attending Board meetings.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Y-Tel's directors and executive officers, and persons who own more than 10% of a registered class of Y-Tel's equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of Y-Tel. Such reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file.

     All of the initial filings on Form 3 for the officers, directors and 10% shareholders were not timely filed. This was primarily due to a change in management in connection with the reorganization in October 2004. Management believes that proper controls have now been implemented to assure timely filings in the future of all Section 16(a) forms that are required. During the fiscal year ended December 31, 2004 there were no transactions by officers, directors or 10% shareholders that required the filing of any Form 4.

Code of Ethics
--------------
     Effective March 26, 2004, our Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Y-Tel International.

Item 10.  Executive Compensation.

Summary Compensation Table
--------------------------
     The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of Y-Tel to its Chief Executive Officer and certain other executive officers for the year ended December 31, 2004. No Chief Executive Officer or other executive officer of our Company received any cash or other compensation for the years ended December 31, 2002 and 2003.

    Name and                                      Number of        All Other
 Principal Position  Year Salary ($) Bonus ($) Stock Options (#)  Compensation
Steve Lipman          2004  $36,000      --         500,000           $2,700
(Chairman/CEO)

John Conroy           2004  $24,000      --         500,000         $101,800(1)
(Secretary/Treasurer
/CFO)

Garry McHenry         2004      --       --         500,000         $124,000(2)

Jon McMurray          2004      --       --         500,000         $124,000(3)

-------------

(1) Of this amount, $1,800 consists of an automobile allowance paid to Mr. Conroy. The remaining $100,000 represents consulting fees during the period of time in 2004 (January through October) that Mr. Conroy was a non-employee consultant to the Company. Included in the $100,000 are non cash consulting fees valued at $60,000, which were contributed by Mr. Conroy to the Company.

(2) Mr. McHenry serves as a director on the Board and as a consultant to the Company. The $124,000 represents consulting fees during the period of time in 2004 (January through December) that Mr. McHenry was a non-employee consultant to the Company. Included in the $124,000 are non-cash consulting fees valued at $60,000, which were contributed by Mr. McHenry to the Company. Mr. McHenry has an eight month consulting agreement with the Company ending on June 30, 2005 at compensation of $12,000 per month.

(3) Mr. McMurray serves as a director on the Board and as a consultant to the Company. The $124,000 represents consulting fees during the period of time in 2004 (January through December) that Mr. McMurray was a non-employee consultant to the Company. Included in the $124,000 are non-cash consulting fees valued at $60,000, which were contributed by Mr. McMurray to the Company. Mr. McMurray has an eight month consulting agreement with the Company ending on June 30, 2005 at compensation of $12,000 per month.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On September 27, 2004, we entered into an employment agreement with Steve Lipman, pursuant to which Mr. Lipman will serve as the President and Chief Executive Officer of the Company for a two year term with an automatic renewal for a successive one-year term period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. Mr. Lipman receives $12,000 per month plus $900 per month automotive allowance. Mr. Lipman shall also receive an automatic salary increase to between $15,000 and $20,000 per month upon the Company attaining a net profit of $100,000 per month. In addition Mr. Lipman was granted 500,000 stock options with an exercise price of $0.55 per share and an expiration date of September 30, 2007.

On September 27, 2004, we entered into an employment agreement with John Conroy pursuant to which Mr. Conroy will serve as Chief Financial Officer for a two year term with an automatic renewal for a successive one-year term period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. Mr. Conroy receives $12,000 per month plus $900 per month automotive allowance. Mr. Conroy shall also receive an automatic salary increase to between $15,000 and $20,000 per month upon the Company attaining a net profit of $100,000 per month. In addition Mr. Conroy was granted 500,000 stock options with an exercise price of $0.55 per share and an expiration date of September 30, 2007.

Other than as set forth in this filing, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

We do not provide pension, retirement or similar benefits for our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Stock Option Plan

On January 31, 2005, our directors ratified an amendment to the Company's 2001 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 3,500,000 shares of our common stock. The amendment is subject to shareholder approval within 12 months. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. In 2004 2,500,000 options were granted under the Plan.

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

All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by the Company are eligible to receive incentive options.

All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Option Grants in 2004

     The following table provides details regarding stock options granted in 2004 to the Named Executive Officers and directors:

                                       % of Total
               Number of Securities  Options Granted                 Expiration
      Name     Underlying Options    to Employees in  Exercise Price    Date
                     Granted              2004          per Share
Steve Lipman         500,000             50.00%           $.55       09/30/2007

John Conroy          500,000             50.00%           $.55       09/30/2007

Garry McHenry        500,000              N/A             $.55       09/30/2007

Jon McMurray         500,000              N/A             $.55       09/30/2007

Aggregated Option Exercises in 2004 and Year-End Option Values
--------------------------------------------------------------

     The following table details the December 31, 2004 year-end estimated value of unexercised stock options of each of the Named Executive Officers:

               Number                  Number of Securities        Value of Unexercised
    Name      of Shares      Value    Underlying Unexercised       In-the-Money Options
              Acquired on  Realized    Options at Year-End:           at Year-End (1) :
              Exercise (#)    ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
Steve Lipman      0            0        500,000           --      $1,475,000            --
John Conroy       0            0        500,000           --      $1,475,000            --
Garry McHenry     0            0        500,000           --      $1,475,000            --
Jon McMurray      0            0        500,000           --      $1,475,000            --

---------------

(1) The estimated value of unexercised in-the-money stock options held at the end of 2004 assumes a per-share fair market value of $3.50 (the closing trading price of the Common Stock on December 31, 2004), and per-share exercise prices as follows: $.55 for 500,000 of Mr. Lipman's vested options; $.55 for 500,000 of Mr. Conroy's vested stock options, $.55 for 500,000 of Mr. McHenry's vested stock options; and $.55 for 500,000 of Mr. McMurray's vested stock options. Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                           (a)            (b)                         (c)

      Plan Category   Number of                         Number of
                      securities to                     securities remaining
                      be issued       Weighed-average   available for
                      upon exercise    exercise price   future issuances
                      of outstanding   of outstanding   under equity
                      options,            options,      compensation plans
                      warrants and     warrants and     (excluding securities
                      rights              rights        reflected in column (a))

 Equity compensation
  plans approved by
  security holders            -        $         -                          -
 Equity compensation
  plans not approved
  by security holders  2,500,000 (1)   $      0.55                  1,000,000
                       -------------   -----------            ---------------
      Total            2,500,000       $      0.55                  1,000,000

(1) Includes all options issued under the 2001 Stock Option Plan, as amended in 2005, (the "Plan") as the Plan has not been approved by the shareholders of the Company.

For a complete description of the Company's equity compensation plans, please refer to Note 7 of our audited financial statements as of December 31, 2004, which are filed herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders
----------------------
The following table sets forth, as of April 5, 2005, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and certain executive officers. Each person has sole voting and investment power with respect to the shares of common stock except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                          Number of Shares   Percentage of Class
                                         Beneficially Owned  Beneficially Owned
Steve Lipman, Chairman, CEO & President     1,666,392 (1)              9.93%
John T. Conroy, CFO                         1,882,037 (2) (4)         11.22%
Garry McHenry, Director                     1,216,983 (3)              7.26%
Jon McMurray, Director                      1,649,070 (3)(4)           9.83%
Avitra S.A.                                 2,178,988 (5)             12.99%
Terry Lipham                                  989,832                  5.90%
Bella Star Enterprises                      1,100,000                  6.56%
Health Care Services, LLC (6)               1,450,400                  8.65%
George Simpson                              1,125,300                  6.71%

All directors and executive officers
as a group (four persons)                   4,414,482 (4)             25.70%
 --------------

(1) Includes 500,000 stock options awarded to Mr. Lipman. As of this date, these shares are fully vested and are exercisable at $0.55 per share.

(2) Includes 500,000 stock options awarded to Mr. Conroy. As of this date, these shares are fully vested and are exercisable at $0.55 per share.

(3) Includes 500,000 stock options awarded to each Mr. McMurray and Mr. McHenry. As of this date, these shares are fully vested and are exercisable at $0.55 per share.

(4) Includes 582,716 shares in the name of CGA Holdings, LLC, of which 194,238 shares are beneficially owned by Mr. McMurray and 194,238 shares are beneficially owned by Mr. Conroy.

(5) Avitra SA is a corporation principally owned by Gil Epstein a consultant to the Company. Includes 194,240 shares beneficially owned through CGA Holdings, LLC. Also includes 500,000 stock options awarded to Mr. Epstein. As of this date, these shares are fully vested and exercisable at $0.55 per share.

(6) Health Care Services, LLC is owned by Nick Elliot.

Item 12. Certain Relationships and Related Transactions.

None


Item 13. Exhibits.

(a) Exhibits

   Exhibit   Description of Document
     1.1     Form of subscription agreements. (1)
     2.1     Agreement and Plan of Reorganization dated as of October 12, 2004 between CPC and Y-Tel. (2)
     3.1     Certificate of Incorporation of Consolidated Pictures Corp. (1)
     3.2     By-laws of Consolidated Pictures Corp. (1)
     3.6     Class A Redeemable Warrant Agreement. (1)
     3.7     Class B Redeemable Warrant Agreement. (1)
     4.1     Specimen common stock certificate. (1)
    10.1     Employment Agreement between Y-Tel and Steve Lipman dated September
             27, 2004. (2)
    10.2     Employment Agreement between Y-Tel and John Conroy dated September
             27, 2004. (2)
    10.3     Consulting Agreement between Y-Tel and Gil Epstein dated September
             27, 2004. (2)
    10.4     Consulting Agreement between Y-Tel and Jon McMurray dated September
             27, 2004. (2)
    10.5     Consulting Agreement between Y-Tel and Garry McHenry dated
             September 27, 2004. (2)
    10.6     2001 Stock Option Plan. (1)

    10.7 Distribution agreement between Y-Tel and EBI Communications, Inc. dated October 25, 2004. (3)
    10.8     2001 Stock Option Plan. (1)
    10.9 Addendum to Employment Agreement between Y-Tel and Steve Lipman dated October 8, 2004. *
    10.10 Addendum to Employment Agreement between Y-Tel and John Conroy dated October 8, 2004. *
    10.11 Addendum to Consulting Agreement between Y-Tel and Gil Epstein dated October 8, 2004. *
    10.12 Addendum to Consulting Agreement between Y-Tel and John McMurray dated October 8, 2004. *
    10.13 Addendum to Consulting Agreement between Y-Tel and Garry McHenry dated October 8, 2004. *
    31.1     302 Certification by Chief Executive Officer. *
    31.2     302 Certification by Chief Financial Officer. *
    32.1     906 Certification by Chief Executive and Chief Financial Officer. *

---------------
(1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on May 30, 2001. (2) Incorporated by reference from our current report on Form 8-K filed with the SEC on October 18, 2004. (3) Incorporated by reference from our current report on Form 8-K filed with the SEC on November 12, 2004. * Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The fees billed by Michael F. Cronin, CPA for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 were $1,000.

The aggregate fees billed by Corbin & Company, LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 were $43,825.

Audit Related Fees

None.

Tax Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed by RSM McGladrey for other non-audit professional services, other than those services listed above, totaled $6,950.

We do not use our auditors for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage our auditors to provide compliance outsourcing services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Y-TEL INTERNATIONAL, INC.

Dated: April 14, 2005               By:     /s/  STEVE LIPMAN
                                            Steve Lipman

                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signatures                  Title                             Date

/s/ Steve Lipman       CEO and Chairman of the Board           April 14, 2005
Steve Lipman

/s/ John T. Conroy     Secretary and CFO                       April 14, 2005
John T. Conroy

/s/ Garry McHenry      Director                                April 14, 2005
Garry McHenry

/s/ Jon McMurray       Director                                April 14, 2005
Jon McMurray

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To The Board Of Directors
Y-TEL INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of Y-TEL INTERNATIONAL, INC. (formerly Consolidated Pictures Corp.) and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Y-TEL INTERNATIONAL, INC. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2004, and has an accumulated deficit of $3,926,254 at December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP
-------------------------
Corbin & Company, LLP

Irvine, California
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
Y-Tel International, LLC and Subsidiaries

We have audited the accompanying consolidated statement of operations, members' equity, and cash flows of Y-Tel International, LLC and subsidiaries for the period August 8, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, members' equity and cash flows of Y-Tel International, LLC, for the period August 8, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the ability to raise capital and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $544,046during 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.
Santa Monica, California

August 19, 2004

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (Formerly Consolidated Pictures Corp.)
                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                         $      19,833
    Accounts receivable                                                 64,240
    Prepaid expenses                                                    20,975
    Prepaid services                                                 1,273,542
    Due from stockholder                                                46,763
                                                                 -------------
      Total current assets                                           1,425,353

Property and equipment, net                                            996,762

Intangible asset, net                                                  693,250

Other assets                                                            34,600
                                                                 -------------
                                                                 $   3,149,965
                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $     697,738
    Accrued expenses                                                   107,063
    Due to related parties                                             227,000
    Current portion of note payable to related party                   240,000
                                                                 -------------
      Total current liabilities                                      1,271,801

Long-term liabilities:
    Note payable to related party, net of current portion               87,598
                                                                 -------------
Total liabilities                                                    1,359,399
                                                                 -------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                          -
    Common stock, $0.0001 par value,
      50,000,000 shares authorized;
      15,427,650 shares issued and outstanding                           1,543
    Additional paid in capital                                       5,715,277
    Accumulated deficit                                             (3,926,254)
                                                                 -------------
      Total stockholders' equity                                     1,790,566
                                                                 -------------
                                                                 $   3,149,965
                                                                 =============


F-3                 See accompanying notes to consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                           (Formerly Consolidated Pictures Corp)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Year Ended December 31, 2004 and the
                Period From August 8, 2003 (Inception) through December 31, 2003
--------------------------------------------------------------------------------
                                                     2004             2003
                                                -------------    -------------
Net sales                                       $  1,249,380     $     76,423

Cost of sales                                        635,418          101,992
                                                ------------     ------------
Gross profit (loss)                                  613,962          (25,569)

Operating expenses:
  Satellite, bandwidth and other
      telecommunications expenses                    292,931           32,835
  Contract labor                                     199,052                -
  Contract labor paid to related party               147,382          144,447
  Salaries and related expenses                      106,725            2,137
  Noncash compensation                             2,249,726          150,000
  Other general and administrative expenses        1,000,344          189,068
                                                ------------     ------------
     Total operating expenses                      3,996,160          518,487
                                                ------------     ------------
Net loss                                        $ (3,382,198)    $   (544,056)
                                                ============     ============
Basic and diluted net loss per common
   share and member unit, respectively          $      (0.34)    $      (0.07)
                                                ============     ============
Weighted average common shares and
   member units outstanding,
   respectively - basic and diluted                9,931,115        7,548,668
                                                ============     ============




















--------------------------------------------------------------------------------
F-4         See accompanying notes to audited consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                           (Formerly Consolidated Pictures Corp)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         For the Year Ended December 31, 2004 and the Period From August 8, 2003
                                           (Inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                                       Total
                      Member     Members'        Common Stock            Deferred   Accumulated   Stockholders'
                      Units      Capital     Shares      Amount  APIC  Compensation   Deficit         Equity
---------------------------------------------------------------------------------------------------------------
Balance,
  August 8, 2003
  (Inception)               -  $        -          -   $      -  $  -  $        -   $        -     $         -
Issuance for units
  in initial
  capitalization    5,741,029     300,000          -          -     -           -            -         300,000
Reduction in units
  issued to initial
  members          (1,583,732)          -          -          -     -           -            -               -
Issuance of units
  for services
  rendered            593,900      30,000          -          -     -           -            -          30,000
Merger with
  International
  Telekom formerly
  Intel
  Communications,
  L.L.C.            3,117,972     489,302          -          -     -           -            -         489,302
Conversion of debt
  to equity         1,039,324     165,000          -          -     -           -            -         165,000
Units sold for cash   791,866     175,000          -          -     -           -            -         175,000
Estimated fair value
  of services rendered
  by members                -     180,000          -          -     -     (60,000)           -         120,000
Net loss for the
  period from August 8,
  2003 (inception)
  to December 31, 2003      -           -          -          -     -           -     (544,056)       (544,056)
                    ------------------------------------------------------------------------------------------
Balance at
December 31, 2003   9,700,359  1,339,302           -          -     -     (60,000)    (544,056)        735,246



















F-5                  See accompanying notes to consolidated financial statements

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                           (Formerly Consolidated Pictures Corp)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

         For the Year Ended December 31, 2004 and the Period From August 8, 2003
                                           (Inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                                       Total
                      Member     Members'        Common Stock               Deferred   Accumulated  Stockholders'
                      Units      Capital       Shares    Amount  APIC      Compensation   Deficit      Equity
---------------------------------------------------------------------------------------------------------------
Balance at December
  31, 2003         9,700,359   $ 1,339,302            - $     - $        - $ (60,000) $  (544,056)  $  735,246
Member units
  issued for cash    435,520       152,000            -       -          -         -            -      152,000
Member units
  issued for
  conversion of
  notes payable      752,273       190,000            -       -          -         -            -      190,000
Member units
  received in
  treasury, net     (197,967)            -            -       -          -         -            -            -
Member units
  repurchased for
  cash            (2,474,581)     (242,000)           -       -          -         -            -     (242,000)
Estimated fair
  value of services
  rendered by members      -       400,000            -       -          -    60,000            -      460,000
Estimated fair
  value of member
  interests issued
  for services     1,784,396       622,768            -       -          -         -            -      622,768
Issuance of
  common stock
  in connection
  with the merger
  of Y-Tel
  International,
  LLC            (10,000,000)   (2,462,070)  14,579,900   1,458  2,460,612         -            -            -
Common stock
  issued upon
  conversion of
  note payable             -             -       37,750       4    150,996         -            -      151,000
Estimated fair
  value of common
  stock issued for
  prepaid services         -             -      510,000      51  1,469,949         -            -    1,470,000
Estimated fair
  value of common
  stock issued for
  distribution
  rights                   -             -      300,000      30    674,970         -            -      675,000
Estimated fair
  value of options
  granted for
  consulting
  services                 -             -            -       -    408,750         -            -      408,750
Intrinsic value
  of options
  granted to
  employees                -             -            -       -    550,000         -            -      550,000
Net loss                   -             -            -                  -         -   (3,382,198)  (3,382,198)
                 ---------------------------------------------------------------------------------------------
Balance,
December 31, 2004          -   $         -   15,427,650 $ 1,543 $5,715,277 $       -  $(3,926,254)  $1,790,566
                 =============================================================================================



F-6                  See accompanying notes to consolidated financial statements

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (Formerly Consolidated Pictures Corp.)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For The Year Ended December 31, 2004 and the
                Period From August 8, 2003 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------
                                                          2004          2003
                                                     ------------- -------------
Cash flows from operating activities:
  Net loss                                           $ (3,382,198) $   (544,056)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         56,717         8,903
     Estimated fair value of member
        interests issued for services                     622,768             -
     Amortization of prepaid services
        and intangible asset                              208,208             -
     Estimated fair value of services
        rendered by members                               460,000       150,000
     Estimated fair value of options granted
        for consulting services                           408,750             -
     Intrinsic value of stock options granted
        to employees                                      550,000             -
     Estimated fair value of services rendered
        for note payable to related party                 201,421             -
     Write off of amounts due from related parties         64,800             -
     Changes in operating assets and liabilities:
        Accounts receivable                                (7,641)      (56,599)
        Prepaid expenses                                   (4,975)      (16,000)
        Due from stockholders                              (1,963)      126,177
        Other assets                                      (31,000)      (33,600)
        Accounts payable and accrued expenses             720,349        85,452
                                                     ------------  ------------
     Net cash used in operating activities               (134,764)     (279,723)
                                                     ------------  ------------
Cash flows from investing activities:
     Purchases of property and equipment                 (178,083)     (223,936)
                                                     ------------  ------------
     Net cash used in investing activities               (178,083)     (223,936)
                                                     ------------  ------------
Cash flows from financing activities:
     Proceeds from the issuance of member units           152,000       359,339
     Payments for the repurchase of member units          (15,000)            -
     Proceeds from the issuance of a note payable         150,000       190,000
                                                     ------------  ------------
     Net cash provided by financing activities            287,000       549,339
                                                     ------------  ------------
(Decrease) increase in cash                               (25,847)       45,680

Cash at beginning of period                                45,680             -
                                                     ------------  ------------
Cash at end of period                                $     19,833  $     45,680
                                                     ============  ============
--------------------------------------------------------------------------------
F-7                  See accompanying notes to consolidated financial statements

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (Formerly Consolidated Pictures Corp.)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For The Year Ended December 31, 2004 and the
                Period From August 8, 2003 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------
                                                          2004          2003
                                                     ------------- -------------
Supplemental disclosure of cash flow information -
     Cash paid during the year for:
          Interest                                   $          -  $          -
                                                     ============  ============
          Income taxes                               $          -  $          -
                                                     ============  ============
Supplement schedule of noncash investing and
   financing activities:
     Acquisition of equipment through loan converted
        to membership interest through merger with
        InTel Communications, L.L.C.                 $          -  $    343,700
                                                     ============  ============
     Acquistion of equipment through merger with
        InTel Communications, L.L.C.                 $          -  $      1,663
                                                     ============  ============
     Acquistion of note receivables due from
        members through merger with InTel
        Communications, L.L.C.                       $          -  $    143,860
                                                     ============  ============
     Acquistition of equipment through loan
        converted to membership interest             $          -  $    165,000
                                                     ============  ============
     Deferred compensation for issuance of
        membership interest                          $          -  $     90,000
                                                     ============  ============
     Acquisition of equipment through direct
        payment by members to membership interest    $          -  $    150,000
                                                     ============  ============
     Conversion of capital from merger with InTel
        Communications, L.L.C.                       $          -  $    131,952
                                                     ============  ============
     Issuance of common stock upon conversion of
        notes payable                                $    341,000  $          -
                                                     ============  ============
     Issuance of common stock for prepaid services
        and distribution rights                      $  2,145,000  $          -
                                                     ============  ============
     Repurchase of member units for note payable     $    227,000  $          -
                                                     ============  ============
     Accounts payable to related party converted
        to note payable to related party             $    126,177  $          -
                                                     ============  ============
     Conversion of member interests into common
        stock upon reverse acquisition               $  2,460,612  $          -
                                                     ============  ============

--------------------------------------------------------------------------------
F-8                  See accompanying notes to consolidated financial statements

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
Company Description and Nature of Operations
--------------------------------------------
Nature of Business

The accompanying consolidated financial statements include the activities of Y-Tel International, Inc. ("Y-Tel") and its wholly owned subsidiaries, Y-Tel International, L.L.C. ("Y-Tel LLC"), Y-Tel International - Panama, S.A. ("Y-Tel Panama") and International Telekom ("International"), formerly Intel Communications, L.L.C., collectively referred to as the "Company".

Y-Tel was formerly known as Consolidated Pictures Corp. ("CPC"), a Delaware corporation. Y-Tel LLC was organized in the state of Florida on August 8, 2003 ("Inception"). Y-Tel Panama was incorporated in the Republic of Panama on September 1, 2003. International was organized in the state of Florida on June 16, 2003, and acquired by Y-Tel on October 26, 2003.

The Company provides long-distance and other telecom related services to phone companies. The Company is currently targeting markets in the rapidly developing Americas region (Caribbean, Central and South Americas).

As a result of the commencement of the Company's principal operations and related revenues during the year ended December 31, 2004, the Company ceased to be a development stage enterprise.

On October 12, 2004, Y-Tel LLC entered into an Agreement and Plan of Reorganization (the "Agreement") with CPC. Such transaction was accounted for as a reorganization (see Note 2). Y-Tel LLC is considered the acquirer for accounting purposes (a "reverse acquisition") because of (a) its majority ownership of CPC (b) its representation on CPC's board of directors and (c) executive management positions held by former officers of the Company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through December 31, 2004, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The reverse acquisition, as noted above, will provide the Company with an opportunity to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $1,000,000.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Y-Tel
International,   Inc.  and  its  wholly  owned  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The fair values of amounts due from stockholder, due to related parties and note payable to related party are not determinable as these are with related parties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, property and equipment, prepaid services, intangible asset and the valuation of deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At December 31, 2004, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

The Company offers its services predominately to international customers located outside the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

One customer accounted for 85% and 98% of the total net sales for the year ended December 31, 2004 and for the period from August 8, 2003 Inception through December 31, 2003 and 100% of the accounts receivable as of December 31, 2004. All funds have subsequently been collected.

As of December 31, 2004, equipment installation in process with a cost of $459,665 is located in Panama.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. The Company has equipment installation in process in Panama that is not being depreciated, as it has not been placed in service. The Company will begin depreciating such assets once they are placed in service.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2004, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue and Expense Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is generated primarily from the sale of

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
traffic (minutes) to other telecom companies. Revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed.

Deferred Compensation

Deferred compensation represented the estimated value of services provided by members in exchange for membership units based on employment agreements in fiscal year 2003. Such service costs were amortized over a period of nine to twelve months, which approximated the service period.

During the year ended December 31, 2004 and the period from Inception through December 31, 2003, the Company recognized $400,000 and $120,000, respectively, of expense (estimated fair value of the services provided) related to services provided by various stockholders/members in lieu of payroll, which no compensation was paid by the Company.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. During the periods ended December 31, 2004 and 2003, $550,000 and $0, respectively, of compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25. No other option-based employee compensation cost is reflected in the 2004 and 2003 consolidated statements of operations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
                                                           Period From August
                                                                 8, 2003
                                                               (Inception)
                                   Year Ended December      Through December
                                         31, 2004               31, 2003
                                   -------------------     ------------------

Net loss, as reported                 $   (3,382,198)        $      (544,056)
Deduct:
  Total stock-based employee
    compensation under APB
    No. 25, net of related
    tax expense                              550,000                       -
Add:
  Total stock-based employee
    compensation expense
    under fair value based
    method for all awards,
    net of related tax effect             (1,090,000)                      -
                                      --------------         ---------------
Pro forma net loss                    $   (3,922,198)        $      (544,056)
                                      ==============         ===============
Basic and diluted loss per
  share and member unit,
  respectively - as reported          $        (0.34)        $        (0.07)
                                      ==============         ==============
Basic and diluted loss per
  share and member unit,
  respectively - proforma             $        (0.39)        $        (0.07)
                                      ==============         ==============

Issuance of Stock for Non-cash Considerations

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------

Issuance of Stock for Non-cash Considerations (continued)

Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for consulting services as prepaid services in its consolidated balance sheet (see
Note 7).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------

contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2004 and 2003, the Company had no potentially dilutive securities that would affect loss per share or per member unit, respectively.

Business Segments

During 2004, the Company operated in one segment, Wholesale International Long Distance, operated from the HUB in Miami, Florida.

Reclassifications

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on its overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------

issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates that SFAS No. 153 will not have an impact on its financial statements.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Acquisition of Y-Tel International, LLC

On October 12, 2004, Y-Tel LLC entered into an Agreement and Plan of Reorganization (the "Agreement") with CPC. Management accounted for the reorganization as a capital stock transaction. Accordingly, the reorganization is reported herein as a recapitalization of CPC. Y-Tel LLC is considered the acquirer for accounting purposes (a "reverse acquisition") because of (a) its majority ownership of CPC, (b) its representation on CPC's board of directors, and (c) executive management positions held by former officers of the Company. However, Y-Tel LLC became a wholly owned subsidiary of CPC after the reverse acquisition. In connection with the reverse acquisition, CPC changed its name to Y-Tel International, Inc. in December 2004. The results of CPC previously filed with the SEC in prior years are not included herein. The accompanying consolidated financial statements include the historical results of operations of Y-Tel LLC.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)
--------------------------------------------------
Immediately prior to the reorganization, CPC had 4,579,900 outstanding shares of common stock and no outstanding shares of preferred stock. In accordance with the Agreement, CPC issued 10,000,000 shares of its common stock to the members of Y-Tel LLC in exchange for all of the outstanding member interests of Y-Tel LLC. Simultaneously with the closing of the acquisition, Mr. Pack, the then President and director of CPC, sold 1,450,400 restricted shares of his personal CPC common stock in a private transaction to an unrelated business associate of the Company. Immediately after the reorganization, (i) the current stockholders of CPC owned 3,129,500 shares, or approximately 21%, and (ii) CPC is now controlled by the former members of Y-Tel LLC, who own 69% of the outstanding CPC shares. The share exchange ratio in the acquisition was determined through arms-length negotiations between Y-Tel LLC and CPC.

In  connection  with  the  reorganization,   CPC  has  entered  into  employment
agreements with two officers (see Note 9).

The proforma financial information has not been presented because CPC had no significant operations.

Acquisition  of  International  Telekom,  LLC  (formerly  InTel  Communications,
L.L.C.)

On October 26, 2003, the Company acquired 100% of the membership interests in International Telekom, LLC ("International Telekom"). The members of Y-Tel and International Telekom surrendered their respective membership interests in each entity and subsequently received a new distribution of member interests based on the projected consolidated values of all the respective entities of the Company. All the members agreed to the acquisition and their newly issued membership interest in the Company.

The method used to determine the new allocation was an informal agreement among the members as to the acceptable partnership interest units. The members took into consideration, equity and equipment contributions, as well as technical expertise each member brought to the new company.

Inasmuch as the business was acquired from a related party, under Topic 5 G of the SEC Staff Accounting Bulletin, the assets acquired were recorded at the transferor's carryover basis as follows:

Cash                                                               $     79
Due from stockholders:
  Related to equipment purchases                     34,260
  Other stockholder amounts                          84,600
                                              -------------
                                                                    118,860
Note receivable                                                      25,000
Equipment                                                           345,363
                                                            ---------------
                                                            $       489,302

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)
--------------------------------------------------

The amounts due from members consisted of non-interest bearing loans to various members of International Telekom prior to acquisition and advances for equipment purchases. During fiscal year 2004, the Company wrote-off $39,800 related to these loans. The remaining balance of $44,800 is expected to be paid back to the Company during fiscal 2005 by the respective stockholder and is included in due from stockholder in the accompanying consolidated balance sheet.

The note receivable of $25,000 was written off by the Company in fiscal year 2004. This loan was to the principal owner of SunGlobe Telecom, Inc. ("SunGlobe") and was initiated as an integral part of a stock purchase agreement to acquire SunGlobe. At the end of fiscal year 2004, management decided not to pursue the acquisition of SunGlobe and as a result the Company wrote off the loan.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following at December 31, 2004:

Equipment                                                       $     599,717
Furniture                                                               3,000
                                                                 ------------
                                                                      602,717

Less accumulated depreciation                                         (65,620)
                                                                 ------------
Fixed assets, net                                                     537,097

Equipment installation in process (Panama)                            459,665
                                                                 ------------
Property and equipment, net                                     $     996,762
                                                                 ============


Depreciation and amortization expense for property and equipment for the year ended December 31, 2004 and for the period from Inception through December 31, 2003 were $56,717 and $8,903 respectively.

NOTE 4 - INTANGIBLE ASSET
-------------------------
In October 2004, the Company entered into an exclusive worldwide distribution agreement (the "Distribution Agreement") with EBI Communications, Inc. ("EBI"). In accordance with the Distribution Agreement, the Company agreed to pay an exclusive marketing fee of $100,000, $5,000 payable upon execution of the Distribution Agreement and $95,000 within 60 days thereafter, of which $30,000 was paid as of December 31, 2004. Also, in consideration of receiving the exclusive distribution rights, the Company has issued EBI 300,000 shares of

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 4 - INTANGIBLE ASSET (Continued)
-------------------------------------
restricted common stock valued at approximately $675,000 (based on the estimated fair market value on the date of issuance) and recorded such amount as an intangible asset in accompanying consolidated balance sheet (see Note 9). The Company will amortize such amount to expense over the 10-year life of the agreement. The Company has amortized $11,750 to expense in 2004.
NOTE 4 - INTANGIBLE ASSET (Continued)

The estimated amortization expense for the next five years is as follows:

    Years Ending
    December 31,
        2005                    $       67,500
        2006                            67,500
        2007                            67,500
        2008                            67,500
        2009                            67,500

NOTE 5 - NOTES PAYABLE
----------------------
In November 2004, the Company issued a convertible note payable ("Convertible Note") in the amount of $150,000, bearing interest at 8% per annum, with principal and accrued interest due on November 30, 2006. The Convertible Note required no payment of principal or interest during the term and was convertible to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by $4.00. In December 2004, the holder converted principal and accrued interest of approximately $151,000 into 37,750 shares of common stock.

In November and December 2003, the Company issued notes payable totaling $190,000. In January 2004, the notes were converted into 752,273 member units (see Note 7).

At December 31, 2004 the Company had an outstanding note payable with a related party totaling $327,598 (see Note 6).

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------
On February 18, 2004, the Company repurchased 2,474,581 member units from a majority member for $242,000 for the purpose of reissuing such units to new members. At December 31, 2004, the remaining balance to be paid was $227,000. In January 2005, as part of a settlement agreement (see below), all amounts payable to the related party were forgiven.

During the year ended December 31, 2004 and the period from Inception through December 31, 2003, the Company purchased several pieces of equipment (totaling $3,472 and $132,000 in 2004 and 2003, respectively) and received contract labor

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------
and other services (totaling $197,949 and $172,437 in 2004 and 2003, respectively) from a company owned by a stockholder of the Company. Such amounts totaled $327,598, net of amounts due from the related party of $178,260. In January 2005, the Company and the related party entered into a settlement agreement (the "Settlement") for all amounts owed and amounts due between the parties. In accordance with the Settlement, the Company is required to make payments of $20,000 per month beginning in February 2005 and a final payment of $12,402 in June 2006. In connection with the Settlement, the Company was relieved from $227,000 owed to the related party (see above), which will be credited to additional paid in capital in 2005.

The Company entered into consulting agreements with three stockholders for services to be provided through June 2005 (see Note 9).

NOTE 7 - EQUITY
---------------
In December 2003, the Company issued 791,866 member units for proceeds of $175,000. The proceeds were received directly by a company owned by a stockholder. Therefore, the amounts have been recorded as due from a related party, less $31,000, which was paid in December 2003. The amounts due from the related party have been netted against amounts owed to the related party and included in the Settlement (see Note 6).

Prior to the reverse acquisition with CPC, the Company issued the following membership units:

In January 2004, a member relinquished 197,967 member units to the Company for no consideration in order for the Company to resell such units and utilize the proceeds for working capital.

As described in Note 6, the Company entered into an agreement to purchase 2,474,581 member units from a majority member for $242,000 for the purpose reselling such member units for working capital.

During 2004, holders of notes payable converted $190,000 into 752,273 member units.

During 2004, the Company sold 435,520 member units for $152,000.

In October 2004, the Company completed a recapitalization, whereby it authorized and issued an aggregate of 10,000,000 member units to the members of the Company. All previously issued member units were cancelled and new certificates reflecting the new allocation of member units were issued. The allocation was based on the then current ownership percentages, subsequent to accounting for the addition of the new Company President and an adjustment from treasury for units relinquished for working capital needs of the Company. The member unit amounts and per unit amounts referred to in these consolidated financial statements have been adjusted to reflect such recapitalization.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 7 - EQUITY, continued
--------------------------
In October 2004, the Company issued 1,166,392 member units to its President, valued at $407,080 (based on the estimated fair value on the date of issuance), in connection with a signing bonus and was expensed upon issuance.

In October 2004, the Company issued 618,004 member units to an existing member, valued at approximately $215,688 (based on the estimated fair value on the date of issuance) for services rendered and were expensed upon issuance.

In December 2004, the Company issued 37,750 shares of restricted common stock in connection with the conversion of $151,000 of principal and accrued interest (see Note 5).

During the year ended December 31, 2004, the Company issued 300,000 shares of restricted common stock in connection with an exclusive distributorship agreement. The 300,000 shares were valued at $675,000 (based on the fair value of the common stock at the date of the agreement) (see Note 4).

During the year ended December 31, 2004, the Company issued 510,000 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through December 2005. The 510,000 shares were valued at $1,470,000 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount will be amortized to expense over the lives of the related agreements, of which $196,458 was expensed during the year ended December 31, 2004.

Stock Options

In connection with the reverse acquisition (see Note 2), the Company adopted the existing 2001 Stock Option Plan (the "Plan") of CPC. The Plan has reserved 3,500,000 shares of common stock, as amended. Under provisions of the Plan, the exercise price of the options shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors.

In connection with the employment agreements (see Note 9), the Company issued options to purchase an aggregate of 1,000,000 shares of common stock to two officers, with an exercise price of $0.55, which vest immediately and expire through September 2007. The Company recorded compensation expense of $550,000 in connection with the issuance of the employee options.

In connection with consulting agreements (see Note 9) with three stockholders, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock, with an exercise price of $0.55, which vest immediately and expire through September 2007. The options were valued using the Black-Scholes option pricing model at an aggregate of $1,635,000. The Company is amortizing such amount over the life of the related consulting agreements and recorded compensation expense of $408,750 during fiscal 2004.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 7 - EQUITY, continued
--------------------------
The following summarizes the Company's stock option transactions for the year ended December 31, 2004:

                                         Weighted
                                          Average    Life (Years)
Outstanding,
December 31, 2003        -              $       --
Granted                  2,500,000            0.55
Exercised                --                     --
Canceled                 --                     --
                                        ----------     ----------
Outstanding,
December 31, 2004        2,500,000      $     0.55           2.75
                                        ==========     ==========
Weighted average fair
value of options granted                $     1.09
                                        ==========

Warrants

In connection with the reverse acquisition with CPC (see Note 2), the Company assumed Class A warrants to issue 27,900 shares of the Company's common stock and Class B warrants to issue 27,900 shares of the Company's common stock. The Class A warrants are exercisable at $1.00, vested upon grant and expire in September 2005, as amended. The Class B warrants are exercisable at $1.50 per share, vested upon grant and expire in September 2006. There was no other warrant activity during fiscal 2003 and 2004.

The following table summarizes information about warrants outstanding as of December 31, 2004:

                            Warrants Outstanding and Exercisable
                                          Weighted                  Weighted
Range of                                  Average                   Average
Exercise                                  Remaining                 Exercise
Prices                      Number        Contractual Life          Price
-------                     -------       -----------------         -----
$1.00 - $1.50               55,800        1.25 years                $     1.25


NOTE 8 - INCOME TAXES

Prior to October 12, 2004, the Company elected to be taxed as a partnership. All income and losses were passed through to the members and the members report these on their individual income tax returns. There was no significant entity level income tax for the Company for Federal and State purposes up to such date.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 8 - INCOME TAXES (Continued)
---------------------------------
The provision for income taxes in the accompanying consolidated financial statements consists of the following for the period from October 12, 2004 through December 31, 2004:

                       2004
                       ----
Current:
       Federal         $              -
       State
                                      -
Deferred:
       Federal                        -
       State                          -
                           -------------
                                      -
                           -------------
                       $              -
                           =============

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the period from October 12, 2004 through December 31:

                                                                       2004
                                                                       ----
Federal income tax rate                                                (34.0)%
State and local income tax rate, net of Federal effect                  (5.0)%
Increase in valuation allowance
                                                                        39.0 %
                                                                 -------------
Effective income tax rate                                                  - %
                                                                 =============

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2004:

Deferred tax assets:
       Loss carryforwards                           $    676,000
       Less: valuation allowance                        (676,000)
                                                      -----------
Net deferred tax assets                             $           -
                                                      ===========

The valuation allowance increased by $676,000 during the period from October 12, 2004 through December 31, 2004.

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 8 - INCOME TAXES (Continued)
---------------------------------
At December 31, 2004, the Company had Federal and State net operating loss carryforwards of approximately $1,832,000. Net operating loss carryforwards expire through 2024. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Florida and Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Litigation

As of December 31, 2004, the Company was not named in any current or pending litigation.
From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's financial position or results of operations.

Employment Agreements

In connection with the reorganization, the Company has entered into employment agreements with two officers. Such agreements are in effect through September
2006 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Future annual minimum payments under these employment agreements approximate $288,000, with potential annual increases, as defined. In connection with the employment agreements, the Company issued options to purchase an aggregate of 1,000,000 shares of common stock to the two officers (see Note 7).

Consulting Agreements

                            Y-TEL INTERNATIONAL, INC.
                  (Formerly Consolidated Pictures Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For The Year Ended December 31, 2004 and The Period From August 8, 2003
                     (Inception) Through December 31, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------
In October 2004, the Company entered into consulting agreements with three stockholders. Such agreements are in effect through June 2005 and provide for aggregate monthly consulting fees of $36,000. In connection with the consulting agreements, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock (see Note 7). Approximately $480,000 of consulting expense related to these agreements was recorded during the year ended December 31, 2004.

Operating Leases

The Company leases its facilities and leased its satellite bandwidth (expired in July 2004) under non-cancelable operating lease agreements. The leases expire onvarious dates through September 2008 and provide for monthly rents ranging from approximately $1,100 to $10,200. Rental expense for the year ended December 31, 2004 and the period from Inception through December 31, 2003 was approximately $265,000 and $50,000, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending December 31,
2005                                   $              150,000
2006                                                   85,000
2007                                                   80,000
2008                                                   60,000
                                           -------------------
Total                                  $              375,000
                                           ===================

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

During the three month period ended March 31, 2005, the Company issued 769,888 shares of restricted common stock for cash approximating $569,000.

During the three month period ended March 31, 2005, the Company issued 73,700 shares of restricted common stock for services to be provided through March 2006 valued at approximately $172,000 (based on the estimated fair value at the date of grant).