Form 10QSB
period 2005-03-31
Y-TEL INTERNATIONAL INC
filed 2005-05-16
CIK 1141395

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED March 31, 2005


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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )


As of May 12, 2005, there were 16,300,225 shares of Common Stock outstanding.

                                    Y-TEL INTERNATIONAL, INC.
                                           FORM 10-QSB
                                        TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION

Item 1         Financial Statements                                           3

Item 2         Management's Discussion and Analysis or Plan of Operation     16

Item 3         Controls and Procedures                                       20




PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                             22

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds   22

Item 3         Defaults upon Senior Securities                               22

Item 4         Submission of Matters to a Vote of Security Holders           22

Item 5         Other Information                                             22

Item 6         Exhibits                                                      22


SIGNATURES                                                                   23

                                       Y-TEL INTERNATIONAL, LLC AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2005 and 2004
================================================================================

ASSETS
Current assets:
                                                                    $   227,703
     Accounts receivable, net                                            13,951
     Prepaid expenses                                                    24,584
     Prepaid services                                                   971,042
     Due from stockholders                                               44,800
                                                                    -----------
          Total current assets                                        1,282,080

Property and equipment, net                                           1,001,272

Intangible assets, net                                                  700,000

Other assets                                                              9,600
                                                                    -----------
                                                                    $ 2,992,952
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                                                                    $   574,957
     Accrued expenses                                                   114,605
     Current portion of note payable to related party                   230,000
                                                                    -----------
          Total current liabilities                                     919,562
                                                                    -----------
Long term liabilities
     Note payable to related party, net of current portion               87,598
                                                                    -----------
Total liabilities                                                     1,007,160
                                                                    -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 5,000,000
        authorized; no shares issued and outstanding
     Common stock, $0.0001 par value, 50,000,000
        authorized; 16,274,238 issued and outstanding                     1,627
     Additional paid in capital                                       7,331,099

     Accumulated deficit                                             (5,346,934)
                                                                    -----------
        Total stockholders' equity                                    1,985,792
                                                                    -----------
                                                                    $ 2,992,952
                                                                    ===========
See Notes to Financial Statements
                                       3

                                       Y-TEL INTERNATIONAL, LLC AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2005 and 2004
================================================================================

                                                        2005            2004
                                                   ------------    ------------
  Net sales                                        $    254,038    $    220,685

  Cost of sales                                          66,093         163,355
                                                   ------------    ------------
  Gross profit                                          187,945          57,330

  Operating expenses:
    Satellite, bandwidth and other
       telecommunications expenses                       25,642          57,534
    Contract labor                                       75,585           1,500
    Contract labor paid to related party                   --            64,785
    Salaries and related expenses                        90,604          11,812
    Noncash compensation                              1,137,875         146,100
    Other general and administrative expenses           278,919         163,277
                                                   ------------    ------------

       Total operating expenses                       1,608,625         445,008
                                                   ------------    ------------

  Net loss                                         $ (1,420,680)   $   (387,678)
                                                   ============    ============

  Basic and diluted loss per common share and
  member unit, respectively                        $      (0.09)   $      (0.05)
                                                   ============    ============

  Weighted average number of common shares
      and member units outstanding, respectively     15,833,003       7,868,889
                                                   ============    ============










See Notes to Financial Statements

                                       Y-TEL INTERNATIONAL, LLC AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2005 and 2004
================================================================================

Cash flows from operating activities:
     Net loss                                          $(1,420,680) $  (387,678)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization                       18,470       10,347
        Estimated fair value of common stock issued for
           services                                         48,500         --
        Amortization of prepaid services and intangible
           assets                                          447,000         --
        Estimated fair value of services rendered by
           members                                            --        146,100
        Estimated fair value of options granted for
           consulting services                             613,125         --
        Estimated fair value of warrants issued for
           services                                         29,250         --
        Write off of note receivable from related party       --         39,800
        Changes in operating assets and liabilities:
           Accounts receivable                              50,289       22,958
           Prepaid expenses                                 (3,609)      (3,500)
           Due from stockholders                             1,963         --
           Other assets                                     25,000      (47,962)
           Accounts payable and accrued expenses          (115,239)     195,301
                                                       -----------  -----------
     Net cash used in operating activities                (305,931)     (24,634)
                                                       -----------  -----------
Cash flows from investing activities:
     Purchase of intangible assets                         (25,000)        --
     Purchases of fixed assets                             (22,980)     (67,855)
                                                       -----------  -----------
     Net cash used in investing activities                 (47,980)     (67,855)
                                                       -----------  -----------
Cash flows from financing activities:
     Payments for the repurchase of member units              --        (15,000)
     Issuance of common stock for cash                     569,681         --
     Payments on note payable to related party             (10,000)        --
     Proceeds from the exercise of warrants                  2,100         --
     Proceeds from the issuance of member units               --         67,000
                                                       -----------  -----------
     Net cash provided by financing activities             561,781       52,000
                                                       -----------  -----------

Increase (decrease) in cash                                207,870      (40,489)

Cash at beginning of period                                 19,833       45,680
                                                       -----------  -----------
Cash at end of period                                  $   227,703  $     5,191
                                                       ===========  ===========
See Notes to Financial Statements
                                       5

                                       Y-TEL INTERNATIONAL, LLC AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2005 and 2004
================================================================================

Supplemental disclosure of cash flow information -
     Cash paid during the period for:

        Interest                                       $      --    $      --
                                                       ===========  ===========

        Income taxes                                   $      --    $      --
                                                       ===========  ===========

Supplement schedule of noncash investing and financing activities:

     Forgiveness of amounts due to related parties     $   227,000  $      --
                                                       ===========  ===========

     Issuance of common stock for prepaid services     $   126,250  $      --
                                                       ===========  ===========

     Notes payable converted to member units           $      --    $   190,000
                                                       ===========  ===========


     Repurchase of member units                        $      --    $   242,000
                                                       ===========  ===========





















See Notes to Financial Statements

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through March 31, 2005, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. The Company has received proceeds approximating $570,000 under such agreement.

The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Principles of Consolidation

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


The accompanying consolidated financial statements include the accounts of Y-Tel International, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of property and equipment, prepaid services, intangible asset and the valuation of deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At March 31, 2005, the Company had $226,203 in domestic bank accounts which exceeded FDIC insurance limits.

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

One customer accounted for 100% and 18% of the total net sales for the periods ended March 31, 2005 and March 31, 2004, respectively and 100% and 99% of the accounts receivable as of March 31, 2005 and March 31, 2004, respectively. All accounts receivable have subsequently been collected.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2005, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue and Expense Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is currently generated from two sources:
1) the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed; and 2) port rental charges resulting from leasing a portion of the DMS switch to Digicel, whereby the revenue is recognized during the month for which the revenue applies.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At March 31, 2005, the Company has one stock-based employee compensation plan. No option-based employee compensation cost is reflected in the March 31, 2005 and 2004 consolidated statements of operations, as no options were granted or vested during the period ended March 31, 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


                                      3 months ended          3 months ended
                                          3/31/05                 3/31/04
                                      --------------         ----------------

Net loss, as reported                 $   (1,420,680)        $      (387,678)
Deduct:
  Total stock-based employee
    compensation under APB
    No. 25, net of related
    tax expense                                    -                       -
Add:
  Total stock-based employee
    compensation expense
    under fair value based
    method for all awards,
    net of related tax effect                      -                      -
                                      --------------         ---------------
Pro forma net loss                    $   (1,420,680)        $      (387,678)
                                      ==============         ===============
Basic and diluted loss per
  share and member unit,
  respectively - as reported          $        (0.09)        $        (0.05)
                                      ==============         ==============
Basic and diluted loss per
  share and member unit,
  respectively - proforma             $        (0.09)        $        (0.05)
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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for consulting services as prepaid services in its consolidated balance sheet (see
Note 5).

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2005 and 2004, the Company had no potentially dilutive securities that would affect loss per share or per member unit, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at March 31, 2005:



Equipment                                                       $     622,697
Furniture                                                               3,000
                                                                 ------------
                                                                      625,697

Less accumulated depreciation                                        ( 84,090)
                                                                 ------------
                                                                      541,607

Equipment installation in process (Panama)                            459,665
                                                                 ------------
Property and equipment, net                                     $   1,001,272
                                                                 ============



Depreciation expense for the period ended March 31, 2005 and 2004 was $18,470 and $10,347 respectively.


NOTE 3 - INTANGIBLE ASSET
-------------------------

In October 2004, the Company entered into an exclusive worldwide distribution agreement (the "Distribution Agreement") with EBI Communications, Inc. ("EBI"). In consideration of receiving the exclusive distribution rights, the Company issued EBI 300,000 shares of restricted common stock valued at approximately $675,000 (based on the estimated fair market value on the date of issuance) and agreed to pay $100,000 and has recorded the amounts paid as an intangible asset in the accompanying consolidated balance sheet. The Company is amortizing such amount to expense over the 10-year life of the agreement. The Company has amortized $18,250 to expense in 2005.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
On February 18, 2004, the Company repurchased 2,474,581 member units from a majority member for $242,000 for the purpose of reissuing such units to new members. At December 31, 2004, the remaining balance to be paid was $227,000. In January 2005, as part of a settlement agreement (see below), all amounts payable to the related party were forgiven and the $227,000 was recorded as additional paid in capital.

During the year ended December 31, 2004 and the period from August 8, 2003 through December 31, 2003, the Company purchased several pieces of equipment (totaling $3,472 and $132,000 in 2004 and 2003, respectively) and received contract labor and other services (totaling $197,949 and $172,437 in 2004 and 2003, respectively) from a company owned by a stockholder of the Company. Such amounts totaled $327,598, net of amounts due from the related party of $178,260. In January 2005, the Company and the related party entered into a settlement agreement (the "Settlement") for all amounts owed and amounts due between the parties. In accordance with the Settlement, the Company is required to make payments of $20,000 per month beginning in February 2005 and a final payment of $12,402 in June 2006. In connection with the Settlement, the Company was relieved from $227,000 owed to the related party (see above), which was credited to additional paid in capital in 2005.

The Company entered into consulting agreements with three stockholders for services to be provided through June 2005 (see Note 5).


NOTE 5 - EQUITY
---------------
During the period ended March 31, 2005 the Company issued 769,888 shares of restricted common stock for cash totaling $569,681.

During the three months ended March 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount will be amortized to expense over the lives of the related agreements, of which $14,375 was expensed during the period ended March 31, 2005.

During the three months ended March 31, 2005, the Company issued 12,400 shares of restricted common stock to various consultants in connection with the performance of consulting services. The 12,400 shares were valued at $48,500 (based on the fair value of the common stock at the respective measurement dates) and expensed during the period ended March 31, 2005.

Stock for Services

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 5 - EQUITY (Continued)
---------------------------

During the year ended December 31, 2004, the Company issued 510,000 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through December 2005. The 510,000 shares were valued at $1,470,000 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount will be amortized to expense over the lives of the related agreements, of which $428,750 was expensed during the period ended March 31, 2005.

Stock Options

For the period ended March 31, 2005, the Company expensed $613,125 as stock compensation expenses related to the amortization of stock options issued to consultants during FY 2004. In connection with the consulting agreements (see
Note 6), with three stockholders, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock, with an exercise price of $0.55, which vest immediately and expire through September 2007. The options were valued at an aggregate of $1,635,000 using the Black Scholes option pricing model. The Company is amortizing such amount over the life of the related consulting agreements which expire on June 30, 2005.

Warrants

During the period ended March 31, 2005 a total of 1,200 Class A Warrants and 600 Class B Warrants were exercised for a total of $2,100.

During the three months ended March 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), vests monthly through January 2006 and expires in January 2008. Such amount is being recorded as noncash compensation expense over the life of the related consulting agreement, of which $29,250 was expensed during the period ended March 31, 2005.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Florida and Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------

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

Employment Agreements

During 2004, the Company has entered into employment agreements with two officers. Such agreements are in effect through September 2006 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Future annual minimum payments under these employment agreements approximate $288,000, with potential annual increases, as defined.

Consulting Agreements

In October 2004, the Company entered into consulting agreements with three stockholders. Such agreements are in effect through June 2005 and provide for aggregate monthly consulting fees of $36,000. In connection with the consulting agreements, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock (see Note 5).

Approximately $108,000 of consulting expense related to the monthly consulting fees was recorded during the period ended March 31, 2005.

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through February 2006 and provide for monthly rents ranging from approximately $1,100 to $10,200. Rental expenses for the period ended March 31, 2005 and 2004 was $14,805 and $45,509, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:
            Years Ending March 31,
            2006                                       $      73,000
                                       15

Item 2 - Management's Discussion and Analysis or Plan of Operation

Forward-looking Information: This Quarterly Report on Form 10-QSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Trends, Risks and Uncertainties" below for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at March 31, 2005 and therefore, an allowance for bad debts has not been recorded in the financial statements. For the quarter ended March 31, 2005, all of the Company's revenue was provided from one customer and there have been no indications the customer's financial condition has deteriorated. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is currently generated from two sources:
1) the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed; and 2) port rental charges resulting from leasing a portion of the DMS switch to Digicel, whereby the revenue is recognized during the month for which the revenue applies.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At March 31, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations - Period Ended March 31, 2005 Compared to Period Ended March 31, 2004

Net Sales

Net sales were $254,038 and $220,685 for the quarters ended March 31, 2005 and 2004, respectively; resulting in a 15.1% increase in revenue when compared to the same period of time for the previous year. The incremental increase in revenue is the result of having a full quarter's effect of port rental revenue related to the Digicel contract compared to only a partial quarter in FY 2004. The effective date of the Digicel contract was January 21, 2004 and included a ramp up period continuing through April 2004.

Additionally, revenue from international carrier traffic decreased $105,787 during the first quarter of 2005, compared to traffic revenue for the same period of time during the previous year. This is the result of dedicating all available resources to servicing Digicel and eliminating the routes to Nigeria due to poor quality and low profit margins.

Cost of Sales

Cost of sales were $66,093 and $163,355 for the quarters ended March 31, 2005 and 2004, respectively; resulting in a 59% decrease in cost of sales when compared to the same period of time for the previous year. The reduction is the direct result of eliminating the routes to Nigeria because of low margins, poor quality and the need to expand services related to Digicel.

Operating Expenses

Operating expenses were $1,608,625 and $445,008 for the quarters ended March 31, 2005 and 2004, respectively; resulting in a 261% increase. Of this increase, approximately $1,137,875 is related to non-cash expenses related to consulting services and stock options for non-employees.

Liquidity and Capital Resources

The Company has net working capital of $362,518 as of March 31, 2005. This is largely attributed to the amount capitalized as prepaid services resulting from common stock issued for services to be rendered through March 2006. The Company believes the funding arrangements provided through the sale of common stock under Regulation S are sufficient to meet its working capital needs for the next twelve months. However, implementation of the Company's strategic plan related to acquisitions and production of the Company's Wifi phones, will require additional capital.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through March 31, 2005, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. During the first quarter ended March 31, 2005, the Company sold 769,888 shares of restricted common stock for cash approximating $569,000.

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

We have a history of losses.

We incurred consolidated net losses of $1,420,680 and $387,678 during the period ended March31, 2005 and 2004, respectively. Our management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Item 3 - Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

For the period ended March 31, 2005, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. On January 25, 2005, the Company issued 2,400 shares of common stock to Osprey Partners in connection with consulting services. Additionally, Osprey Partners was granted 50,000 warrants to purchase the Company's common stock at an exercise price of $4.00/share. The warrants vest monthly over the next twelve months;

2. On February 1, 2005, the Company issued 10,000 shares of common stock to Lynx Consulting Group in connection with consulting services;

3. On February 2, 2005, the Company issued 12,500 shares of common stock to Waterville Investment Research in connection with consulting services;

4. On March 9, 2005, the Company issued 50,000 shares of common stock to Bartholomew International Investments in connection with consulting services.

5. During the period ended March 31, 2005 the Company issued 769,888 shares of restricted common stock for cash totaling $569,681.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Regulation S, Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions were effected outside of the United States and/or did not involve public offerings of securities.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 - Other Information

     None.

Item 6 - Exhibits

     (a)      Exhibits
                  Section 302 Certification
                        31.1     Certification of Chief Executive Officer
                        31.2     Certification of Chief Financial Officer
                  Section 906 Certification
                        32.1     Certification of Chief Executive Officer
                        32.2     Certification of Chief Financial Officer

                                   SIGNATURES


            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Y-Tel International, Inc.
                                  (Registrant)

                 By:    /s/ Steve Lipman
                        -------------------------------
                        Steve Lipman, President and CEO

               Date:    May 16, 2005