Form 10QSB
period 2005-06-30
Y-TEL INTERNATIONAL INC
filed 2005-08-16
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005


   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-33327


                            Y-TEL INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


               DELAWARE                                       13-4151225
     -------------------------------                    ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation of organization)                    Identification Number)

              1100 NW 163rd Drive, North Miami Beach, Florida 33169
              -----------------------------------------------------
                     (Address of principal executive office)

                                 (305) 623-1140
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such
filing requirements for the past ninety (90) days.       Yes (X)   No ( )


As of July 31, 2005, there were 16,363,762 shares of Common Stock outstanding.

                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION

Item 1           Financial Statements                                         2
Item 2           Management's Discussion and Analysis or Plan of Operation
Item 3           Controls and Procedures


PART II          OTHER INFORMATION

Item 1           Legal Proceedings
Item 2           Unregistered Sales of Equity Securities and Use of Proceeds
Item 3           Defaults upon Senior Securities
Item 4           Submission of Matters to a Vote of Security Holders
Item 5           Other Information
Item 6           Exhibits


SIGNATURES

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                                   June 30, 2005
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                                         $      128,586
  Accounts receivable, net                                             29,900
  Prepaid expenses                                                     28,118
  Prepaid services                                                    450,104
  Due from stockholders                                                44,800
                                                               --------------
    Total current assets                                              681,508

Property and equipment, net                                           885,692

Other assets                                                           25,600
                                                               --------------
                                                               $    1,592,800
                                                               ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $      642,364
  Accrued expenses                                                    120,818
  Current portion of note payable to related party                    222,500
                                                               --------------
    Total current liabilities                                         985,682
                                                               --------------
Long term liabilities
  Convertible note payable                                             70,000
  Note payable to related party, net of current portion                87,598
                                                               --------------
Total liabilities                                                   1,143,280
                                                               --------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value, 5,000,000 authorized;
     no shares  issued and outstanding
  Common stock, $0.0001 par value, 50,000,000 authorized;
     16,363,762 issued and outstanding                                  1,636
  Additional paid in capital                                        7,950,779
  Accumulated deficit                                              (7,502,895)
                                                               --------------
     Total stockholders' equity                                       449,520
                                                               --------------







--------------------------------------------------------------------------------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
                                 For the Six Months Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                       2005          2004
                                                  -------------  -------------
Net sales                                         $    487,765   $    521,437

Cost of sales                                          103,053        263,984
                                                  ------------   ------------
Gross profit                                           384,712        257,453

Operating expenses:
   Satellite, bandwidth and other
      telecommunications expenses                       52,732        166,385
   Contract labor                                      116,205              -
   Contract labor paid to related party                      -        142,297
   Salaries and related expenses                       216,502         16,733
   Noncash compensation                              2,410,789        286,000
   Impairment                                          531,665              -
   Other general and administrative expenses           633,460        312,111
                                                  ------------   ------------
     Total operating expenses                        3,961,353        923,526
                                                  ------------   ------------
Net loss                                          $ (3,576,641)  $   (666,073)
                                                  ============   ============
Basic and diluted loss per common share and
     member unit, respectively                           (0.22)         (0.08)
                                                  ============   ============
Weighted average number of common
     shares and member units outstanding,
     respectively                                   16,147,123      8,583,410
                                                  ============   ============





















--------------------------------------------------------------------------------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                               For the Three Months Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                       2005           2004
                                                  -------------  -------------
Net sales                                         $    233,727   $    300,752

Cost of sales                                           36,960        100,629
                                                  ------------   ------------
Gross profit                                           196,767        200,123

Operating expenses:

 Satellite, bandwidth and other
     telecommunications expenses                        27,090        108,850
 Contract labor                                         40,620          1,500
 Contract labor paid to related party                        -         77,512
 Salaries and related expenses                         125,898          3,982
 Noncash compensation                                1,274,289        139,900
 Impairment                                            531,665              -
 Other general and administrative expenses             353,166        152,707
                                                  ------------   ------------
     Total operating expenses                        2,352,728        484,451
                                                  ------------   ------------
Net loss                                          $ (2,155,961)  $   (284,328)
                                                  ============   ============
Basic and diluted loss per common share and
     member unit, respectively                    $      (0.13)  $      (0.03)
                                                  ============   ============
Weighted average number of common
  shares and member units outstanding,
  respectively                                      16,475,395      8,583,410
                                                  ============   ============





















--------------------------------------------------------------------------------

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
                                 For the Six Months Ended June 30, 2005 and 2004
-------------------------------------- -----------------------------------------

                                                                         2005          2004
                                                                    -------------  -------------
Cash flows from operating activities:
  Net loss                                                          $ (3,576,641)  $   (666,073)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                        39,148         20,482
     Bad debt expense                                                     55,000         39,800
     Estimated fair value of common stock issued for services            277,976              -
     Decrease in fair value of stock issued for intangible asset         222,000              -
     Amortization of prepaid services and intangible assets              836,242              -
     Amortization of Deferred Compensation                                     -         46,000
     Impairment loss on prepaid services                                 150,000              -
     Impairment loss on property and equipment                           159,665              -
     Estimated fair value of services rendered by members                      -        240,000
     Estimated fair value of options granted for consulting services   1,226,250              -
     Estimated fair value of warrants issued for services                 73,125              -
     Changes in operating assets and liabilities:
       Accounts receivable                                                35,340        (46,858)
       Deposits                                                                -        (47,962)
       Prepaid expenses                                                   (8,143)        (7,060)
       Due from stockholders                                               1,963              -
       Due from members                                                        -         (6,075)
       Other assets                                                        9,000              -
       Accounts payable and accrued expenses                             (41,619)       236,723
       Due to related parties                                                  -        138,284
       Unearned income                                                         -         18,427
                                                                    ------------   ------------
Net cash used in operating activities                                   (540,694)       (34,312)
                                                                    ------------   ------------
Cash flows from investing activities:

  Purchase of intangible assets                                          (25,000)             -
  Purchases of fixed assets                                              (87,743)      (134,498)
                                                                    ------------   ------------
Net cash used in investing activities                                   (134,498)      (112,743)
                                                                    ------------   ------------
Cash flows from financing activities:
  Issuance of common stock for cash                                      707,590              -
  Payments on note payable to related party                              (17,500)             -
  Proceeds from the exercise of warrants                                   2,100              -
  Proceeds from the issuance of convertible debt                          70,000
  Proceeds from issuance of member units                                       -        152,000
  Purchase of member units                                                     -        (15,000)
                                                                    ------------   ------------

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

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

The Company is a wholesale and retail provider of telecommunication, Voice over Internet Protocol (VoIP), and Wi-Fi services and devices.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through June 30, 2005, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. The Company has received proceeds approximating
$707,590 under such agreement. In addition, in June 2005, the Company entered into a line of credit agreement with Barclay Asset Management for proceeds up to $5,000,000 (See note 7).

The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.
                                       7

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Y-Tel
International,   Inc.  and  its  wholly  owned  subsidiaries.   All  significant
inter-company transactions and balances have been eliminated in consolidation.

  Concentration of Credit Risk and Foreign Operations

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

One customer accounted for 93% and 66% of the total net sales for the six-month periods ended June 30, 2005 and June 30, 2004, respectively and 94% and 100% of the accounts receivable as of June 30, 2005 and June 30, 2004, respectively. All funds have subsequently been collected.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (Continued)

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2005, the Company recorded impairment charges totaling $531,665 relating to the decline in market value of the stock received in connection with the cancellation of its agreement with EBI Communications (see note 3), valuation of property and equipment in Panama (see note 8), and the assessment of the valuation of prepaid services (see Note 5). There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2005, the Company has one stock-based employee compensation plan. No option-based employee compensation cost is reflected in the June 30, 2005 and 2004 consolidated statements of operations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (Continued)

                                              6 months ended    6 months ended
                                                  6/30/05           6/30/04
                                              --------------    --------------
         Net loss, as reported                $   (3,576,641)   $     (666,073)
         Deduct:
           Total stock-based employee
             compensation under APB
             No. 25, net of related
             tax expense                                   -                 -
         Add:
           Total stock-based employee
             compensation expense
             under fair value based
             method for all awards,
             net of related tax effect                     -                 -
                                              --------------    --------------
         Pro forma net loss                   $   (3,576,641)   $     (666,073)
                                              ==============    ==============
         Basic and diluted loss per
           share and member unit,
           respectively - as reported         $        (0.22)   $        (0.08)
                                              ==============    ==============
         Basic and diluted loss per
           share and member unit,
           respectively - proforma            $        (0.22)   $        (0.08)
                                              ==============    ==============


                                              3 months ended    3 months ended
                                                  6/30/05           6/30/04
                                              --------------    --------------
         Net loss, as reported                $   (2,155,961)   $     (284,328)
         Deduct:
           Total stock-based employee
             compensation under APB
             No. 25, net of related
             tax expense                                   -                 -
         Add:
           Total stock-based employee
             compensation expense
             under fair value based
             method for all awards,
             net of related tax effect                     -                 -
                                              --------------    --------------
         Pro forma net loss                   $   (2,155,961)   $     (284,328)
                                              ==============    ==============
         Basic and diluted loss per
           share and member unit,
           respectively - as reported         $        (0.13)   $        (0.03)
                                              ==============    ==============
         Basic and diluted loss per
           share and member unit,
           respectively - proforma            $        (0.13)   $        (0.03)
                                              ==============    ==============

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (Continued)

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for consulting services as prepaid services in its consolidated balance sheet (see
Note 5).

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2005 and 2004, the Company had no potentially dilutive securities that would affect loss per share or per member unit, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.


NOTE 2 - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consists of the following at June 30, 2005:



         Equipment                                               $    687,460
         Furniture                                                      3,000
                                                                 ------------
                                                                      690,460

         Less accumulated depreciation                              ( 104,768)
                                                                 ------------
         Fixed assets, net                                            585,692

         Equipment installation in process (Panama)                   300,000
                                                                 ------------
         Property and equipment, net                             $    885,692
                                                                 ============

On August 3, 2005 the Company entered into an agreement to sell the property and equipment in Panama for $300,000 (see Note 8). Depreciation and amortization expense for property and equipment for the periods ended June 30, 2005 and 2004 was $39,148 and $20,482 respectively.


                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005

NOTE 3 - INTANGIBLE ASSET
         ----------------

In October 2004, the Company entered into an exclusive worldwide distribution agreement (the "Distribution Agreement") with EBI Communications, Inc. ("EBI"). In accordance with the Distribution Agreement, the Company agreed to pay an exclusive marketing fee of $100,000, $5,000 payable upon execution of the Distribution Agreement and $95,000 within 60 days thereafter, of which $25,000 was paid during the six months ended June 30, 2005. Also, in consideration for receiving the exclusive distribution rights, the Company issued EBI 300,000 shares of restricted common stock valued at approximately $675,000 (based on the estimated fair market value on the date of issuance) and recorded such amount as an intangible asset in accompanying consolidated balance sheet. The Company is amortizing such amount to expense over the 10-year life of the agreement. The Company has amortized $18,277 to expense during the three months ended June 30, 2005.

Effective June 2005, the Company terminated the contract with EBI, canceling all shares and requiring EBI to refund all advances made by the Company under the Distribution Agreement, which totaled $55,000 at June 30, 2005 due to alleged breach of contract by EBI. The Company has recorded the decrease in the fair value of the stock issued and returned to the Company as an impairment loss of $222,000 in the accompanying condensed consolidated financial statements. In addition, the Company has recorded a reserve against the amounts due from EBI of $55,000, due to the potential uncollectibility of such amounts.


NOTE 4 - RELATED PARTY TRANSACTIONS
         --------------------------

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

The Company entered into consulting agreements with three stockholders for services to be provided through June 2005 (see Note 6).


NOTE 5 - EQUITY
         ------

During the six-month period ended June 30, 2005 the Company issued 955,812 shares of restricted common stock for cash totaling $707,590.

During the three months ended June 30, 2005, the Company issued 100,000 shares of restricted common stock to a consultant in connection with the performance of consulting services. The 100,000 shares were valued at $84,000 (based on the fair value of the common stock at the respective measurement date) and expensed during the three month period ended June 30, 3005.

During the three months ended June 30, 2005, the Company issued 3,600 shares of restricted common stock to a consultant in connection with the performance of consulting services. The 3,600 shares were valued at $4,476 (based on the fair value of the common stock at the respective measurement dates) and expensed during the three month period ended June 30, 2005.

During the three months ended June 30, 2005, the Company issued 50,000 shares of restricted common stock to the Company's new Chief Technical Officer and 50,000 shares of restricted common stock to a new board member as signing bonuses. The 100,000 shares were valued at $141,000 (based on the fair value of the common stock at the respective measurement dates) and expensed during the period ended June 30, 2005.

Stock for Services:

During the year ended December 31, 2004, the Company issued 510,000 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through December 2005. The 510,000 shares were valued at $1,470,000 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2005

NOTE 5 - EQUITY (Continued)
         ------

consolidated balance sheet. Such amount is being amortized to expense over the lives of the related agreements, of which $339,375 was expensed during the three month period ended June 30, 2005. Effective June 2005, the Company terminated the contract with Van Orten & Partners. The Company has recorded an impairment loss of $150,000 in the accompanying condensed consolidated financial statements based on the carrying value of the prepaid services at the time of the impairment.

During the three months ended March 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount is being amortized to expense over the lives of the related agreements, of which $31,563 was expensed during the three month period ended June 30, 2005.

Stock Options

For the three month period ended June 30, 2005, the Company expensed $613,125 as stock compensation expenses for the vesting of options issued to consultants during fiscal 2004. In connection with consulting agreements (see Note 6), with three stockholders, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock, with an exercise price of $0.55, which vest immediately and expire through September 2007. The options were valued using the Black Scholes option pricing model at an aggregate of $1,635,000. The Company amortized such amount over the lives of the related consulting agreements which ended on June 30, 2005.

Warrants

During the three months ended March 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), vests monthly through January 2006 and expires in January 2008. Such amount is being recorded as noncash compensation expense over the life of the related agreement, of which $43,875 was expensed during the three month period ended June 30, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

Employment Agreements

During 2004, the Company entered into employment agreements with two officers. Such agreements are in effect through September 2006 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Future annual minimum payments under these employment agreements approximate $288,000, with potential annual increases, as defined.

Consulting Agreements
In October 2004, the Company entered into consulting agreements with three stockholders. Such agreements were in effect through June 2005 and provided for aggregate monthly consulting fees of $36,000. In connection with the consulting agreements, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock (see Note 5). Approximately $108,000 of consulting expense related to the monthly consulting fees was recorded during the three month period ended June 30, 2005.

                            Y-TEL INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2005 (unaudited)


NOTE 7 - DEBT
         ----

The Company entered into a secured line-of-credit agreement (the "Line") with Barclay Asset Management on June 29, 2005, secured by shares of the Company's common stock ("Security Interest"). The Line provides for borrowings of up to $5,000,000 at LIBOR plus 2%. The Line requires quarterly interest payments beginning with the completion of the draws against the credit line with one principal payment on July 31, 2010, the maturity date. The Company may borrow up to 50% of the value of the Security Interest. The Company has designated approximately 7,000,000 shares of its common stock as security for the Line and has placed such shares in escrow. The shares are not recorded as issued or outstanding in the accompanying condensed consolidated financial statements. In accordance with the terms of the Line, the Company has approximately $5,000,000 available under the Line. As of August 15, 2005, the Company has not received any proceeds under the Line.

In June 2005, the Company issued a convertible note payable (the "Convertible Note") totaling $70,000, bearing interest at 8% per annum. The Convertible Note requires quarterly interest payments beginning in September 2005 and one principal payment in June 2007, the maturity date. The Convertible Note may be converted to common stock of the Company at any time at the option of the holder at $3.00 per share.


NOTE 8 - SUBSEQUENT EVENTS
         -----------------

On August 3, 2005 the Company entered into an agreement to sell the property and equipment in Panama City, Panama for $300,000. Management has concluded the opportunities in Panama have significantly changed and no longer require a DMS platform to generate revenue. Accordingly, the Company has recorded an impairment expense of $159,665 based on the book value of such assets.

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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at June 30, 2005 and therefore, an allowance for bad debts has not been recorded in the financial statements. For the quarter ended June 30, 2005, 93% of the Company's revenue was provided from one customer and there have been no indications the customer's financial condition has deteriorated. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations - Period Ended June 30, 2005 Compared to
                        Period Ended June 30, 2004

Summary

The second quarter of 2005 became the starting point of a new direction for the Company. Y-Tel is no longer just a wholesale telecomm company utilizing the standard DMS platforms. Y-Tel is now a wholesale and retail provider of telecommunication, Voice over Internet Protocol (VoIP) and Wi-Fi services and devices. To support this new direction, the Company recently completed the deployment of a fully redundant VoIP network to support the company's new wholesale and retail product lines. Additionally, management has restructured the entire Company and implemented plans to relocate the base of operations from Miami, Florida to Dallas, Texas.

The restructure focused on accountability and productivity. It required a total restructure of the Board of Directors and implementation of a new organizational structure, capitalizing on the technical expertise of the new leadership of the Company. The new Board of Directors consists of Steve Lipman, John Conroy, Todd Wallace, Dan Robison and Allan Tracey. Mr. Wallace was hired in April to serve as the Company's Chief Technical Officer and Mr. Robison was hired in July to serve as the Company's new Chief Operating Officer. Accompanied by Allan Tracey, these three individuals have the technical expertise and organizational skills needed to successfully penetrate the new VoIP and Wifi markets.

To further support the technical requirements of the plan, management hired Hugh Goldstein as the Company's new VP of Carrier Services and contracted with Steve Chapman and Bob Wright to initiate the implementation of the new VoIP and Wifi infrastructure.

On May 17, the Company purchased a soft-switch manufactured by Nextone. The equipment was installed in Miami and is now facilitating the wholesale traffic utilizing a VoIP network. A second soft-switch was purchased in June to establish the redundant VoIP network. This second switch was installed in Dallas, Texas and became operational on August 8, 2005. To compliment the performance of the Company's new VoIP network, management implemented a 24/7 NOC (Network Operations Center) to ensure constant monitoring of routes for utilization and quality.

During the second quarter, the new management team also selected two Wifi phones to market and tested a mesh network to be used in conjunction with the wifi phones. The test was successful and management is now deploying its own test site in Texas.

On  July  20,  2005,   the  Company  filed  patents  for  its  new   combination
Wi-Fi/Hotspot phone.

Net Sales

Net Sales were $487,765 and $521,437 for the six months ended June 30, 2005 and 2004, respectively, resulting in a 6.4% decrease in revenue when compared to the same period of time for the previous year. The incremental decrease in revenue reflects the net effect for increased revenues from port rental charges related to Digicel and a decrease in international and domestic traffic.

Net sales were $233,727 and $300,752 for the quarters ended June 30, 2005 and 2004, respectively; resulting in a 22.2% decrease in revenue when compared to the same period of time for the previous year. The incremental decrease in revenue is directly attributed to lower international and domestic traffic revenues.

Cost of Sales

Cost of Sales were $103,053 and $263,984 for the six months ended June 30, 2005 and 2004, respectively, resulting in a 61% decrease when compared to the same period of time for the previous year. The decrease in Cost of Sales is largely attributed to lower terminating expenses resulting from the elimination of routes to Nigeria because of low margins and poor quality. Additionally, the Company experienced lower terminating expenses resulting from a drop in traffic volumes for both Domestic and International routes during the second quarter of 2005.

Cost of sales were $36,960 and $100,629 for the quarters ended June 30, 2005 and 2004, respectively; resulting in a 62.3% decrease in Cost of Sales when compared to the same period of time for the previous year. The reduction reflects lower terminating expenses resulting from a drop in traffic volumes for both Domestic and International routes.

Operating Expenses

Operating Expenses were $3,961,353 and $923,526 for the six months ended June 30, 2005 and 2004, respectively, resulting in a 329% increase when compared to the same period of time for the previous year. Of this increase, approximately $2,410,789 is related to non-cash expenses related to consulting services and stock options for non-employees; and $531,665 related to impairment losses resulting from the termination of the EBI Communications contract, impairment of prepaid services and a write-down of the assets in Panama.

Operating Expenses were $2,352,728 and $484,451 for the quarters ended June 30, 2005 and 2004, respectively; resulting in a 386% increase Operating Expenses when compared to the same period of time for the previous year. Of this increase, approximately $1,274,289 is related to non-cash expenses related to consulting services and stock options for non-employees; and $531,665 related to impairment losses resulting from the termination of the EBI Communications contract, impairment of prepaid services and a write-down of the assets in Panama. This compares to $139,900 related to non cash consulting fees incurred during the same quarter in fiscal 2004.

Liquidity and Capital Resources

The Company had net working capital deficit of $304,174 as of June 30, 2005. This is largely attributed to the decrease of amount capitalized as prepaid services resulting from common stock issued for services to be rendered through March 2006. The Company believes the funding arrangements provided through the sale of common stock under Regulation S and the funding agreement executed in June 2005 are sufficient to meet its working capital needs for the next twelve months. However, implementation of the Company's strategic plan related to the production of the Company's Wifi phones, will require additional capital.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through June 30, 2005, and has a lack of operational history, which, among other factors, raises substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. During the first quarter ended March 31, 2005, the Company sold 769,888 shares of restricted common stock for cash approximating $569,000. During the second quarter ended June 30, 2005, the Company sold 185,924 shares of restricted common stock for cash approximating $138,000.

In addition, in June 2005, the Company entered into a line of credit agreement with Barclay Asset Management for proceeds up to $5,000,000.

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

We have a history of losses.

We incurred consolidated net losses of $3,576,641 and $666,073 during the period ended June 30, 2005 and 2004, respectively. Management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Item 3 - Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     PART II

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

For the period ended June 30, 2005, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1.   On April,  May 1 and June 1, 2005,  the Company issued 3,600 shares of
          common  stock  to  Osprey   Partners  in  connection  with  consulting
          services;

     2. On April 26, 2005, the Company issued 100,000 shares of common stock to Harvey Nelson in connection with consulting services;

     3. On June 9, 2005, the Company issued 50,000 shares of common stock to Todd Wallace as a signing bonus for assuming the position of Chief Technical Officer for the Company;

     4. On June 23, 2005, the Company issued 50,000 shares of common stock to Allan Tracey as a signing bonus for assuming a position on the Board of Directors and providing technical guidance for the Company;

     5. During the period ended June 30, 2005 the Company issued 185,924 shares of restricted common stock for cash totaling $137,909.

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




                          Y-Tel International, Inc.
                                 (Registrant)

         By:    /s/ Steve Lipman
                ----------------
                    Steve Lipman, President and CEO

       Date:    August 15, 2005