Form 10QSB
period 2005-09-30
Y-TEL INTERNATIONAL INC
filed 2005-11-17
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED September 30, 2005


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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes       No  X
                                                       ----     ----

As of October 31, 2005 there were 16,786,533 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
------
Item 1   Financial Statements                                             3
------   --------------------

Item 2   Management's Discussion and Analysis or Plan of Operation       18
------   ---------------------------------------------------------

Item 3   Controls and Procedures                                         23
------   -----------------------

PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                               24
------   -----------------


Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     24
------   ------------------------------------------------------------

Item 3   Defaults upon Senior Securities                                 25
------   -------------------------------

Item 4   Submission of Matters to a Vote of Security Holders             25
------   ---------------------------------------------------

Item 5   Other Information                                               25
------   -----------------

Item 6   Exhibits                                                        25
------   --------

SIGNATURES                                                               26
----------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                              September 30, 2005
--------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash                                                            $      26,581
 Accounts receivable, net                                               27,360
 Prepaid expenses                                                       13,528
 Prepaid services                                                      169,166
 Due from stockholders                                                  44,800
 Assets held for sale                                                  300,000
                                                                 -------------
    Total current assets                                               581,435

Property and equipment, net                                            566,593

Other assets                                                             7,500
                                                                 -------------
                                                                 $   1,155,528
                                                                 =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                $     704,986
 Accrued expenses                                                      130,578
 Current portion of note payable to related party                      222,500
                                                                 -------------
    Total current liabilities                                        1,058,064
                                                                 -------------
Long term liabilities:
 Convertible note payable                                               70,000
 Note payable to related party, net of current portion                  87,598
                                                                 -------------
Total liabilities                                                $   1,215,662
                                                                 -------------
Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $0.0001 par value, 5,000,000 authorized;
      no shares  issued and outstanding                                      -
 Common stock, $0.0001 par value, 50,000,000 authorized;
         16,658,816 issued and outstanding                               1,666
 Additional paid in capital                                          8,129,709

 Accumulated deficit                                                (8,191,509)
                                                                 -------------
    Total stockholders' deficit                                        (60,134)
                                                                 -------------
                                                                     1,155,528


--------------------------------------------------------------------------------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                           For the Nine Months Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                          2005         2004
                                                    ------------- -------------
Net sales                                           $    737,503  $    886,351

Cost of sales                                            203,632       445,356
                                                    ------------  ------------
Gross profit                                             533,871       440,995

Operating expenses:
 Satellite, bandwidth and other
   telecommunications expenses                            92,535       209,166
 Contract labor                                          136,354        64,918
 Contract labor paid to related
   party                                                       -       172,989
 Salaries and related expenses                           380,187        28,764
 Noncash compensation                                  2,774,558       420,000
 Impairments                                             531,665             -
 Other general and administrative
   expenses                                              883,827       472,324
                                                    ------------  ------------
   Total operating expenses                            4,799,126     1,368,161
                                                    ------------  ------------
Net loss                                            $ (4,265,255) $   (927,166)
                                                    ============  ============
Basic and diluted loss per
  common share and member
  unit, respectively                                $      (0.26)       $(0.09)
                                                    ============  ============
Weighted average number of common
  shares and member units
  outstanding, respectively                           16,290,404    10,000,000
                                                    ============  ============

















--------------------------------------------------------------------------------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                          For the Three Months Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                         2005          2004
                                                    ------------- -------------
Net sales                                           $    249,738  $    364,914

Cost of sales                                            100,579       181,372
                                                    ------------  ------------
Gross profit                                             149,159       183,542

Operating expenses:
 Satellite, bandwidth and other
   telecommunications expenses                            39,803        42,782
 Contract labor                                           20,149        52,693
 Contract labor paid to related
   party                                                       -        38,417
 Salaries and related expenses                           163,685        12,969
 Noncash compensation                                    363,769       134,000
 Impairments                                                   -             -
 Other general and administrative
   expenses                                              250,367       157,841
                                                    ------------  ------------
 Total operating expenses                                837,773       438,702
                                                    ------------  ------------
Net loss                                            $   (688,614) $   (255,160)
                                                    ============  ============
Basic and diluted loss per common
  share and member unit,
  respectively                                      $      (0.04) $      (0.03)
                                                    ============  ============
Weighted average number of common
  shares and member units
  outstanding, respectively                           16,574,586    10,000,000
                                                    ============  ============

















--------------------------------------------------------------------------------

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                           For the Nine Months Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                         2005          2004
                                                    ------------- -------------
Cash flows from operating activities:
 Net loss                                           $ (4,265,255) $   (927,166)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                           61,338        39,350
   Bad debt expense                                       55,000        39,800
   Estimated fair value of common stock
    issued for services                                  316,932             -
   Impairment of intangible asset                        222,000             -
   Amortization of prepaid services and
    intangible assets                                  1,117,180             -
   Amortization of deferred compensation                       -        41,000
   Impairment loss on prepaid services                   150,000             -
   Impairment loss on property and equipment             159,665             -
   Estimated fair value of services rendered by
    members                                                    -       460,000
   Estimated fair value of options granted for
    consulting services                                 1,226,250            -
   Estimated fair value of warrants issued for
    services                                              117,000            -
   Changes in operating assets and liabilities:
     Accounts receivable                                   36,880       11,191
     Deposits                                                   -      (47,962)
     Prepaid expenses                                       7,447       (9,509)
     Due from stockholders                                  1,963            -
     Due from members                                           -            -
     Other assets                                          27,100            -
     Accounts payable and accrued expenses                 30,763      367,744
     Due to related parties                                     -            -
     Unearned income                                            -       18,427
                                                    ------------- ------------
 Net cash used in operating activities                   (735,737)      (7,125)
                                                    ------------- ------------
Cash flows from investing activities:
 Purchase of intangible assets                            (25,000)           -
 Purchases of property and equipment                      (90,834)    (139,241)
                                                    ------------- ------------
 Net cash used in investing activities                   (115,834)    (139,241)
                                                    ------------- ------------
Cash flows from financing activities:
 Issuance of common stock for cash                        803,719            -
 Payments on note payable to related party                (17,500)           -
 Proceeds from the exercise of warrants                     2,100            -
 Proceeds from the issuance of convertible debt            70,000
 Proceeds from issuance of member units                         -      152,000
 Purchase of member units                                       -      (15,000)
                                                    ------------- ------------
--------------------------------------------------------------------------------

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     (UNAUDITED)

                           For the Nine Months Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------
                                                         2005          2004
                                                    ------------- -------------
 Net cash provided by financing activities                858,319      137,000
                                                    ------------- ------------
Increase (decrease) in cash                                 6,748       (9,366)

Cash at beginning of period                                19,833       45,680
                                                    ------------- ------------
Cash at end of period                               $      26,581 $     36,314
                                                    ============= ============
Supplemental disclosure of cash flow
  information - Cash paid during the
  period for:
     Interest                                       $           - $          -
                                                    ============= ============
     Income taxes                                   $           - $          -
                                                    ============= ============
Supplement schedule of noncash investing
  and financing activities:
 Forgiveness of amounts due to related parties      $     227,000 $          -
                                                    ============= ============
 Issuance of common stock for prepaid services      $     126,250 $          -
                                                    ============= ============
 Write off of intangible related to termination
  of intangible asset agreement                     $     404,696 $          -
                                                    ============= ============
 Receivable in connection with the termination
  of intangible asset agreement                     $      55,000 $          -
                                                    ============= ============
 Notes payable converted to member units            $           - $    190,000
                                                    ============= ============
 Repurchase of member units                         $           - $    242,000
                                                    ============= ============
















--------------------------------------------------------------------------------

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
Company Description and Nature of Operations
--------------------------------------------
Management's Representation

The management of YTel International, Inc. (the "Company") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the consolidated financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004.

It is suggested these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

Nature of Business

The accompanying condensed consolidated financial statements include the activities of Y-Tel International, Inc. ("Y-Tel") and its wholly owned subsidiaries, Y-Tel International, L.L.C. ("Y-Tel LLC"), Y-Tel International - Panama, S.A. ("Y-Tel Panama") and International Telekom ("International"), formerly Intel Communications, L.L.C., collectively referred to as the "Company".

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
had negative cash flows from operations through September 30, 2005, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. The Company has received proceeds approximating $799,279 and issued 1,212,266 shares of the Company's common stock under such agreement. Additionally, on August 30, 2005 the Company entered into an agreement with Gizbex Clearing Corp regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended. The Company has received $4,440 and issued 10,000 shares of the Company's common stock under such agreement.

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

Concentration of Credit Risk and Foreign Operations

The Company offers its services predominantly to international customers located outside the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. For the nine months ended

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
September 30, 2005, the Company recorded impairment charges totaling $531,665 relating to the decline in market value of the stock received in connection with the cancellation of its agreement with EBI Communications (see note 3), valuation of property and equipment in Panama (see note 2), and the assessment of the valuation of prepaid services (see Note 5). There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue and Expense Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is currently generated from two sources:
1) the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed; and 2) port rental charges resulting from leasing a portion of the DMS switch to Digicel, whereby the revenue is recognized during the month in which the revenue applies.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At September 30, 2005, the Company has one stock-based employee compensation plan. No stock-based employee compensation cost is reflected in the September 30, 2005 and 2004 consolidated statements of operations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
                                                  9 months ended 9 months ended
                                                      9/30/05       9/30/04
                                                  -------------- --------------
Net loss, as reported                             $ (4,265,255)  $   (927,166)
Deduct:
  Total stock-based employee compensation
    under APB No. 25, net of related
    tax expense                                              -              -
Add:
  Total stock-based employee compensation
    expense under fair value based method
    for all awards, net of related tax effect                -              -
                                                  ------------   ------------
Pro forma net loss                                $ (4,265,255)  $   (927,166)
                                                  ============   ============
Basic and diluted loss per share and
  member unit, respectively - as reported         $      (0.26)  $      (0.09)
                                                  ============   ============
Basic and diluted loss per share and member
  unit, respectively - pro forma                  $      (0.26)  $      (0.09)
                                                  =============  ============

                                                  3 months ended 3 months ended
                                                     9/30/05        9/30/04
                                                  -------------- --------------
Net loss, as reported                             $   (688,614)  $   (255,160)
Deduct:
  Total stock-based employee compensation
    under APB No. 25, net of related
    tax expense                                              -              -
Add:
  Total stock-based employee compensation
    expense under fair value based method
    for all awards,net of related tax effect                 -              -
                                                  ------------   ------------
Pro forma net loss                                $   (688,614)  $   (255,160)
                                                  ============   ============
Basic and diluted loss per share and
  member unit,respectively - as reported          $      (0.04)  $      (0.03)
                                                  ============   ============
Basic and diluted loss per share and
  member unit, respectively - pro forma           $      (0.04)  $      (0.03)
                                                  ============   ============

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------

Issuance of Stock for Non-Cash Consideration
All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2005 and 2004, the Company had no potentially dilutive securities that would affect loss per share or per member unit, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts in the condensed consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following at September 30, 2005:

   Equipment                                                    $     690,552
   Furniture                                                            3,000
                                                                -------------
                                                                      693,552

   Less accumulated depreciation                                     (126,959)
                                                                -------------
   Fixed assets, net                                                  566,593

   Equipment installation in process (Panama)                         300,000
                                                                -------------
   Property and equipment, net                                  $     866,593
                                                                =============

On August 3, 2005, the Company entered into an agreement to sell its property and equipment in Panama for $300,000. Management has concluded the opportunities in Panama have significantly changed and no longer require a DMS platform to generate revenue. Accordingly, the Company has recorded an impairment expense of $159,665 based on the book value of such assets. As of September 30, 2005, the transaction to sell the property and equipment had not been completed. Depreciation and amortization expense for property and equipment for the periods ended September 30, 2005 and 2004 was $61,338 and $39,350 respectively.


NOTE 3 - INTANGIBLE ASSET
-------------------------
In October 2004, the Company entered into an exclusive worldwide distribution agreement (the "Distribution Agreement") with EBI Communications, Inc. ("EBI"). In accordance with the Distribution Agreement, the Company agreed to pay an exclusive marketing fee of $100,000, $5,000 payable upon execution of the Distribution Agreement and $95,000 within 60 days thereafter, of which $25,000 was paid during the six months ended June 30, 2005. Also, in consideration for receiving the exclusive distribution rights, the Company issued EBI 300,000 shares of restricted common stock valued at approximately $675,000 (based on the estimated fair market value on the date of issuance) and recorded such amount as an intangible asset in the accompanying condensed consolidated balance sheet. The Company was amortizing such amount to expense over the 10-year life of the agreement.

Effective June 2005, the Company terminated the contract with EBI, canceling all shares and requiring EBI to refund all advances made by the Company under the Distribution Agreement, which totaled $55,000 at June 30, 2005 due to alleged breach of contract by EBI. In connection with the contract termination, the Company cancelled the 300,000 shares of common stock issued to EBI and recorded the decrease in the fair value of the stock cancelled by the Company as an impairment loss of $222,000 in the accompanying condensed consolidated financial statements. In addition, the Company recorded a reserve against the amounts due from EBI of $55,000, due to the potential uncollectibility of such amounts.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

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

During the year ended December 31, 2004 and the period from August 8, 2003 through December 31, 2003, the Company purchased several pieces of equipment (totaling $3,472 and $132,000 in 2004 and 2003, respectively) and received contract labor and other services (totaling $197,949 and $172,437 in 2004 and 2003, respectively) from a company owned by a stockholder of the Company. Such amounts totaled $327,598, net of amounts due from the related party of $178,260. In January 2005, the Company and the related party entered into a settlement agreement (the "Settlement") for all amounts owed and amounts due between the parties. In accordance with the Settlement, the Company is required to make payments of $20,000 per month beginning in February 2005 and a final payment of $12,402 in June 2006. Due to the Company's working capital restrictions, the Company is in default under its obligations of the Settlement. There are no default provisions per the Settlement. However, the Company intends to resume its required payments at such time as its working capital permits. In connection with the Settlement, the Company was relieved from $227,000 owed to the related party (see above), which was credited to additional paid in capital in 2005.

The Company entered into consulting agreements with three stockholders for services to be provided through June 2005 (see Note 6).


NOTE 5 - EQUITY
---------------
During the nine-month period ended September 30, 2005 the Company issued 1,222,266 shares of restricted common stock for cash totaling $803,719.

During the three months ended September 30, 2005, the Company issued 3,600 shares of restricted common stock to a consultant in connection with the performance of consulting services. The 3,600 shares were valued at $4,956 (based on the fair value of the common stock at the respective measurement dates) and expensed during the three month period ended September 30, 2005.

During the three months ended September 30, 2005, the Company issued 25,000 shares of restricted common stock to the Company's new Chief Technical Officer as part of an employment agreement. The 25,000 shares were valued at $34,000 (based on the fair value of the common stock at the respective measurement dates) and expensed during the period ended September 30, 2005.

Stock for Services:

During the year ended  December 31, 2004,  the Company  issued 510,000 shares of
restricted   common  stock  to  various   consultants  in  connection  with  the

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 5 - EQUITY (Continued)
---------------------------
performance of consulting services to be performed through December 2005. The 510,000 shares were valued at $1,470,000 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the consolidated balance sheet. Such amount is being amortized to expense over the lives of the related agreements, of which $249,375 was expensed during the three month period ended September 30, 2005. Effective June 2005, the Company terminated the contract with Van Orten & Partners. The Company has recorded an impairment loss of $150,000 in the accompanying condensed consolidated financial statements based on the carrying value of the prepaid services at the time of the contract termination.

During the three months ended March 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount is being amortized to expense over the lives of the related agreements, of which $31,563 was expensed during the three month period ended September 30, 2005.

Stock Options

For the three month period ended September 30, 2005, the Company did not incur any stock compensation expense for the vesting of options issued to consultants during fiscal 2004. In connection with consulting agreements with three stockholders (see Note 6), the Company issued options to purchase an aggregate of 1,500,000 shares of common stock, with an exercise price of $0.55, which vest immediately and expire through September 2007. The options were valued using the Black Scholes option pricing model at an aggregate of $1,635,000. The Company amortized such amount over the lives of the related consulting agreements which ended on June 30, 2005.

Warrants

During the three months ended March 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), vests monthly through January 2006 and expires in January 2008. Such amount is being recorded as noncash compensation expense over the life of the related agreement, of which $43,875 was expensed during the three-month period ended September 30, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------
certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Florida and Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

Litigation

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

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


NOTE 7 - DEBT
-------------

The Company entered into a secured line-of-credit agreement (the "Line") with Barclay Asset Management on June 29, 2005, secured by shares of the Company's common stock ("Security Interest"). The Line provides for borrowings of up to $5,000,000 at LIBOR plus 2%. The Line requires quarterly interest payments beginning with the completion of the draws against the credit line with one principal payment on July 31, 2010, the maturity date. The Company may borrow up to 50% of the value of the Security Interest. The Company has designated approximately 7,000,000 shares of its common stock as security for the Line and

                            Y-TEL INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         September 30, 2005 (unaudited)

NOTE 7 - DEBT (Continued)
-------------------------
has placed such shares in escrow. The shares are not recorded as issued or outstanding in the accompanying condensed consolidated financial statements. In accordance with the terms of the Line, the Company has approximately $5,000,000 available under the Line. As of October 17, 2005, the Company had not received any proceeds under the Line. On October 17, 2005, the agreement with Barclay Asset Management was terminated as a result of Barclay's failure to perform under the terms of the agreement. The Company is in the process of having the shares returned. Upon receipt of such shares, the Company will cancel the shares and return them to authorized but unissued status.

In June 2005, the Company issued a convertible note payable (the "Convertible Note") totaling $70,000, bearing interest at 8% per annum. Principal and interest are due on June 22, 2007, the maturity date. The Convertible Note may be converted to 17,500 shares of common stock of the Company at any time during the term of the note.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

During the month ended October 31, 2005 the Company issued 127,717 shares of shares of restricted common stock for cash totaling $73,822.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at June 30, 2005 and therefore, an allowance for bad debts has not been recorded in the financial statements. For the quarter ended September 30, 2005, 93% of the Company's revenue was provided from one customer and there have been no indications the customer's financial condition has deteriorated. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At September 30, 2005, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations - Period Ended September 30, 2005 Compared to Period Ended September 30, 2004

Summary

The third quarter of 2005 was a strategic quarter for planning the new direction of the Company. The Company is in the final stages of finishing its contractual obligations to Digicel and completing the convergence from the DMS platform to the new Voip environment,. This new infrastructure will become the backbone for the Company's new wholesale and retail products and services while significantly reducing the Company's operating costs. Management continues to finalize plans to relocate the base of operations from Miami, Florida to Dallas, Texas.

During the third quarter, the Company completed the installation of the Nextone equipment and added thirteen new carriers related to expansion of the Company's wholesale product. Additionally, the technical team continued development of the retail infrastructure in preparation for product launch targeted for the first quarter of 2006.

During the third quarter, the Company also completed its trademark application for CellNet. This new product will provide cell phone customers a savings of 60%-70%, when making international long distance calls. Management is currently developing a new website and distribution channels for CellNet, which is part of the retail launch scheduled for the first quarter 2006.

During the third quarter, the Company completed installation of its first wifi mesh network in Nacogdoches, Texas. The first network is a joint venture with Dotcom, a local internet provider in Nacogdoches. The two companies will be testing various wifi phones and ATA devices over the next few months to identify areas of opportunity for expansion into other markets.

Effective September 1, 2005 Dan Robison resigned from the Board of Directors and as COO of the company. The Board of Directors is investigating and addressing the reasons for Mr. Robinson's resignation.

Net Sales

Net Sales were $737,503 and $886,351 for the nine months ended September 30, 2005 and 2004, respectively, resulting in a 16.8% decrease in revenue when compared to the same period of time for the previous year. The incremental decrease in revenue reflects the net effect for increased revenues from international traffic related to new carriers and routes initiated in the third quarter of 2005 and a decrease in domestic traffic from Digicel.

Net sales were $249,738 and $364,914 for the quarters ended September 30, 2005 and 2004, respectively; resulting in a 31.5% decrease in revenue when compared to the same period of time for the previous year. The incremental decrease in revenue is directly attributed to increased international traffic and a significant decrease in domestic traffic from Digicel.

Cost of Sales

Cost of Sales were $203,632 and $445,356 for the nine months ended September 30, 2005 and 2004, respectively, resulting in a 54.27% decrease when compared to the same period of time for the previous year. The decrease in Cost of Sales is largely attributed to lower terminating expenses resulting from the elimination of routes to Nigeria because of low margins and poor quality. Additionally, the Company experienced lower terminating expenses resulting from a drop in traffic volumes for Domestic routes during the third quarter of 2005.

Cost of sales were $100,579 and $181,372 for the quarters ended September 30, 2005 and 2004, respectively; resulting in a 44.5% decrease in Cost of Sales when compared to the same period of time for the previous year. The reduction reflects lower terminating expenses resulting from a drop in traffic volumes for Domestic routes.

Operating Expenses

Operating Expenses were $4,799,126 and $1,368,161 for the nine months ended September 30, 2005 and 2004, respectively, resulting in a 250% increase when compared to the same period of time for the previous year. Of this increase, approximately $2,774,558 is related to non-cash expenses related to consulting services and stock options for non-employees; and $531,665 related to impairment losses resulting from the termination of the EBI Communications contract, impairment of prepaid services and a write-down of the assets in Panama.

Operating Expenses were $837,773 and $438,702 for the quarters ended September 30, 2005 and 2004, respectively; resulting in a 91% increase when compared to the same period of time for the previous year. Of this increase, approximately $363,769 is related to non-cash expenses related to consulting services and stock options for non-employees.

Liquidity and Capital Resources

The Company had net working capital deficit of $776,629 as of September 30, 2005. This is largely attributed to the decrease in the amount capitalized as prepaid services resulting from common stock issued for services to be rendered through March 2006. The Company believes the funding arrangements provided through the sale of common stock under Regulation S and expected cash flows from increased international wholesale traffic are sufficient to meet its working capital needs for the next few months. Management is aggressively working to resolve the funding problem. However, implementation of the Company's strategic plan related to the production of the Company's Wifi phones, and ATA devices will require additional capital.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through September 30, 2005, and has a lack of operational history, which, among other factors, raises substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to raise working capital through the public markets. Specifically, the Company has entered into an agreement with Revlon Holdings and Omega Financial Services regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended, for amounts up to $2,000,000. The Company has received proceeds approximating $799,279 and issued 1,212,266 shares of the Company's common stock under such agreement for the nine month period ending September 30, 2005. Additionally, on August 30, 2005 the Company entered into an agreement with Gizbex Clearing Corp regarding the sale of the Company's restricted common stock to non-U.S. persons as defined in Regulation S, promulgated under the Securities Act of 1933, as amended. The Company has received $4,440 and issued 10,000 of the Company's common stock under such agreement.

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

We Are Heavily Dependent on Our Senior Management.

If we lose certain members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We have a history of losses.

We incurred consolidated net losses of $4,265,255 and $927,166 during the nine-month periods ended September 30, 2005 and 2004, respectively. Management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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


Item 3 - Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     PART II

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

For the period ended September 30, 2005, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. On July 1, August 1 and September 1, 2005, the Company issued 3,600 shares of common stock to Osprey Partners in connection with consulting services;

2. On September 29, 2005, the Company issued 25,000 shares of common stock to Todd Wallace as part of his signing bonus for assuming the position of Chief Technical Officer for the Company.

3. During the period ended September 30, 2005 the Company issued 266,454 shares of restricted common stock for cash totaling $96,129.

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




                          Y-Tel International, Inc.
                                 (Registrant)
                       By: /s/ Steve Lipman
                          -------------------------------
                               Steve Lipman, President and CEO
                     Date: November 16, 2005