Form 10KSB
period 2005-12-31
Y-TEL INTERNATIONAL INC
filed 2006-05-26
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


    |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2005

                                       OR

    |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from ________ to ________

                        Commission file number: 000-33327


                            Y-TEL INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its charter)

                  Delaware                                  13-4151225
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                    806 O'Neal Lane
                    Baton Rouge, LA                           70816
        (Address of principal executive offices)           (Zip Code)

                                 (225) 273-1100
                (Issuer's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.0001 Per Share
                    ----------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [   ]   No [ X ]

Check whether the issuer is not required to file reports  pursuant to Section 13
or 15(d) of the Exchange Act                                    [   ]

Indicate by check mark  whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act .                            Yes [   ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                           [   ]

State issuer's revenues for its most recent fiscal year: $976,231.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices of such common equity, as of April 30, 2006 was $7,415,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Issuer's common stock, $.0001 par value per share, as of April 30, 2006 was 17,149,791 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
Transitional Small Business Disclosure Format: Yes [ ] No [X ]
                                                              -

                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                Table of Contents
                                                                           Page
Item                                                                      Number
                                     PART I
1.     Description of Business                                              4
2.     Description of Property                                             10
3.     Legal Proceedings                                                   11
4.     Submission of Matters to a Vote of Security Holders                 11

                                     PART II
5.     Market for Common Equity and Related Stockholder Matters            12
6.     Management's Discussion and Analysis or Plan of Operation           14
7.     Financial Statements                                                19
8.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                            19
8A.    Controls and Procedures                                             19
8B     Other Information                                                   19

                                    PART III
9.     Directors, Executive Officers, Promoters and Control Person;
       Compliance with Section 16(a) of the Exchange Act                   21
10.    Executive Compensation                                              24
11.    Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                     28
12.    Certain Relationships and Related Transactions                      29
13.    Exhibits                                                            29
14.    Principal Accountant Fees and Services                              31

       Signatures                                                          32

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

                                     PART I

Item 1.     Description of Business.

Overview
Y-Tel International, Inc. ("we," "us", "Y-Tel", or the "Company") was incorporated as Consolidated Pictures Corp. ("CPC") in January 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, LLC in a reverse merger transaction and on December 26, 2004 changed its name to Y-Tel International, Inc.

Y-Tel is a next generation telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. Led by a strong management team with extensive technical and management expertise, Y-Tel is well positioned to capitalize on three key market areas - Wireless Broadband Internet Services, Wi-Fi/Hotspot Phones and Devices and CellNet.

The Company continues to generate revenue through the termination of inbound/outbound wholesale voice and data minutes. Y-Tel expects to generate revenues through the deployment of Wireless Broadband Internet services, sales and use of Y-Tel's Wi-Fi phones and deployment of CellNet. All telecommunication and Wi-Fi Voice services will terminate across the Company's VoIP network with its main hub located in Dallas, Texas. The network is powered by Nextone equipment and includes a redundant backup in the unlikely event of equipment failure. To ensure the finest customer service, Y-Tel monitors the network's performance through its Network Operations Center (NOC) twenty-four hours per day, seven days per week.

Growth Strategy
The Company's growth strategy focuses on internal development and roll-out of its products, together with strategic alliances and acquisitions within the related business segments.

International Wholesale Long Distance Industry Segment
Y-Tel has completed the migration from the older DMS telecommunications platform to the new VoIP infrastructure and is now considered a next generation carrier. However, the company's new business model focuses on servicing the retail sector compared to the wholesale sector.

Competition in the International Wholesale Long Distance Industry
The wholesale telecom industry is very competitive and customer loyalty is practically non-existent. Wholesale customers switch daily to the provider with the lowest price and are frequently willing to sacrifice quality for price. Y-Tel's strategy for competing in this market focuses on a change in service delivery from wholesale to retail. It is clear the Company needs to focus its resources on niche markets producing greater profitability. The retail sector fits that objective.


The Company plans to market and sell the following products and services:

     o   Wireless Broadband Internet Services
     o   Wi-Fi/Hotspot Phones and Devices
     o   CellNet

Wireless Broadband Internet Services: Y-Tel has partnered with 5G Wireless Solutions, Inc to deploy, manage and operate wireless Wi-Fi Networks. The two companies bring State of The Art technology for wireless broadband internet services and Wi-Fi voice solutions together in one service offering.

5 G Wireless Solutions, Inc. was selected as the network manufacturer and supplier because of the superior network performance and G-Force technology. G-Force utilizes non line of sight (NLOS) wireless technology in the unlicensed spectra (2.4 GHz range) and includes the use of base stations along with proprietary high gain antenna technology using an industry standard Wi-Fi platform. The advantages of this Wi-Fi broadband solution include:

     o   Decreased networking complexity
     o   Reduction in cabling and electrical drops
     o   Minimal channel management problems and interference

In contrast to first generation wireless networks of internal access points, G-Force employs a superior architecture that is better tuned to campus and municipality applications.

Competition in the Wireless ISP industry
Competition within the Wireless ISP industry is just beginning to emerge. Most competitors are smaller companies deploying a mesh network infrastructure utilizing a line of sight, node to node, platform. Y-Tel's network utilizes the Big Stick technology, which provides a stronger, non line of sight signal. The competition utilizing this technology is minimal at this time.

Wi-Fi/Hotspot Phones and Devices: Y-Tel has developed a new Patent Pending Wi-Fi HotSpot phone for retail customers around the world. This new phone offers the convenience, mobility and cost savings of making international long distance calls from home, business, hotel or any hotspot without having to be plugged in to a computer. By plugging the charging base in to a power source and internet connection, the AP router, built into the base, will automatically connect the customer's Wi-Fi phone to Y-Tel's global telecommunications network. Now the customer can make international long distance phone calls at VoIP rates resulting in substantial savings.

Competition in the Wi-Fi Phone Industry
There are several Wi-Fi phone manufacturers and retailers; however, Y-Tel believes it has a competitive advantage as a result of the company's Patent Pending WiFi Hotspot phone technology solution. Currently, anyone buying a Wi-Fi phone needs to have certain elements in place to use this specialized phone for making long distance phone calls. The customer is required to find a carrier for placing international calls, and then program the phone to find that carrier when in a hotspot. Y-Tel's solution is to provide each customer with everything necessary right out of the box, allowing them to connect to the Internet simply and easily, creating one of the first Wi-Fi turnkey solutions in this underdeveloped market. Secondly, Y-Tel will be targeting a select group of customers for new Wi-Fi phones. Specifically, the company will be targeting Y-Tel's broadband internet subscribers, international college students and international business travelers.

CellNet: Y-Tel has developed a new Patent Pending retail product called CellNet that provides cell phone customers, placing international long distance calls, a savings up to 70% when compared to rates charged by their current cellular provider.

Competition in the sector of the industry is minimal. It includes Gorilla Mobile and Pingo. Y-Tel will compete in this market by launching an MLM (Multi Level Marketing) platform for gathering customers.

Acquisitions
An integral part of Y-Tel's aggressive growth strategy is acquisition of strategic, specialized, profitable and well- managed companies currently operating within these industries. The Company is currently evaluating several companies as acquisition candidates for FY 2006. We have no funding in place for any acquisitions at this time.

Regulatory Matters

General

The telecommunications industry is subject to various federal, state and local laws. Currently, the Company's primary business is in the wholesale international long distance telecommunications sector, which falls outside the parameters of most regulatory requirements. The company believes it is in full compliance with both domestic and international laws.

However, when the Company launches its retail product lines, those products and services will require compliance with additional federal, state and local laws. Historically, voice communications services have been provided by regulated telecommunications common carriers. We will offer voice communications to the public for international and domestic calls using IP telephony. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet.

Recent regulatory enactments by the FCC will require us to provide enhanced Emergency 911 dialing capabilities to our subscribers as part of our standard VoIP services and to comply with certain notification requirements with respect to such capabilities, these requirements will result in increased costs and risks associated with the delivery of our VOIP services.

On June 3, 2005, the FCC released the "IP-Enabled Services and E911 Requirements for IP-Enabled Service Providers, First Report and Order and Notice of Proposed Rulemaking" (the "E911 Order"). The E911 Order requires, among other things, that VOIP service providers that interconnect to the public switched telephone network ("Interconnected VOIP Providers") supply enhanced emergency 911 dialing capabilities ("E911") to their subscribers no later than 120 days from the effective date of the E911 Order. The effective date of the E911 Order is July 29, 2005. As part of such E911 capabilities, Interconnected VOIP Providers are required to reproduce the 911 emergency calling capabilities offered by traditional landline phone companies. Specifically, all Interconnected VOIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location, where the PSAP is able to receive that information. Such E911 capabilities must be included in the basic service offering of the Interconnected VOIP Providers; it cannot be an option or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further Notice of Proposed Rulemaking to be released.

Additionally, the E911 Order required that, by July 29, 2005 (the effective date of the E911 Order), each Interconnected VOIP Provider must have: (1) specifically advised every new and existing subscriber, prominently and in plain language, of the circumstances under which the E911 capabilities service may not be available through its VOIP services or may in some way be limited by comparison to traditional landline E911 services; (2) obtained and kept a record of affirmative acknowledgement from all subscribers, both new and existing, of having received and understood the advisory described in the preceding item (1); and (3) distributed to its existing subscribers warning stickers or other appropriate labels warning subscribers if E911 service may be limited or not available and instructing the subscriber to place them on or near the equipment used in conjunction with the provider's VOIP services. We have complied with the requirements set forth in the preceding items (1) and (3). However, despite engaging in significant efforts, as of October 12, 2005, we had received the affirmative acknowledgements required by the preceding item (2) from less than 15% of our VOIP subscribers.

On July 26, 2005, noting the efforts made by Interconnected VOIP Providers to comply with the E911 Order's affirmative acknowledgement requirement, the Enforcement Bureau of the FCC (the "EB") released a Public Notice communicating that, until August 30, 2005, it would not initiate enforcement action against any Interconnected VOIP Provider with respect to such affirmative acknowledgement requirement on the condition that the provider file a detailed report with the FCC by August 10, 2005. The report must set forth certain specific information relating to the provider's efforts to comply with the requirements of the E911 Order. Furthermore, the EB stated its expectation that that if an Interconnected VOIP Provider has not received such affirmative acknowledgements from 100% of its existing subscribers by August 29, 2005, then the Interconnected VOIP Provider would disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgements. On August 26, 2005, the EB released another Public Notice communicating that it would not, until September 28, 2005, initiate enforcement action regarding the affirmative acknowledgement requirement against those providers that: (1) previously filed reports on or before August 10, 2005 in accordance with the July 26 Public Notice; and (2) file two separate updated reports with the FCC by September 1, 2005 and September 22, 2005 containing certain additional required information relating to such provider's compliance efforts with respect to the E911 Order's requirements. The EB further stated in the second Public Notice its expectation that, during the additional period of time afforded by the extension, all Interconnected VOIP Providers that qualified for such extension would continue to use all means available to them to obtain affirmative acknowledgements from all of their subscribers.

Even assuming our full compliance with the E911 Order, such compliance and our efforts to achieve such compliance, will increase our cost of doing business in the VOIP arena and may adversely affect our ability to deliver our VOIP telephony services to new and existing customers in all geographic regions.

Our products must comply with industry standards, FCC regulations, state, country-specific and international regulations, and changes may require us to modify existing products.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

Business Background

Consolidated Pictures Corp was incorporated in Delaware on January 16, 2001, for the purpose of developing, producing, marketing and distributing low-budget films. On May 30, 2001, Consolidated Pictures Corp filed a Registration Statement with the Securities and Exchange Commission for their initial public offering. On September 4, 2001, the Registration Statement was deemed effective and September 4, 2003, the public offering of units of securities was officially closed. The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

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

October 2003 - Y-Tel shipped equipment to Panama and initiated the installation process for the purpose of becoming an international gateway for wholesale long distance service. However, the plan was never fully executed and all related assets were sold.

On October 29, 2003, Y-Tel completed the acquisition of International Telekom, LLC (formerly Intel Communications, LLC) which is located in Miami, Florida. International Telekom, LLC is accounted for as a wholly owned subsidiary of Y-Tel.

January 2004, International Telekom, LLC completed a contract with Digicel USA, believed to be the fastest growing GSM provider in the Caribbean region. The contract provided for revenue resulting from port rental charges and termination of traffic throughout the Caribbean islands. Subsequently, the Company redirected 100% of its resources to servicing Digicel, including the installation of a 9 meter satellite dish in July 2004.

October 13, 2004, the Company completed the reverse merger with Consolidated Pictures Corp.

October 25, 2004 Y-Tel entered the Wifi VoWLAN business by completing an exclusive distributor agreement with EBI Communications, Inc. ("EBI"). However, effective June 2005, the agreement was terminated due to lack of performance by EBI.

December 2004, the Company entered into a contract with KBMP for installation of a VoWLAN network in the Bahamas islands. The contract was later terminated for non-performance.

December 26, 2004 Consolidated Pictures Corp changed its name to Y-Tel International, Inc. and the trading symbol was thereby changed from CPUR to YTLI.

April 2005, the Company appointed Alan Tracey to the Board of Directors.

May 2005, the Company appointed John Conroy, Chief Financial Officer, to the Board of Directors.

June 2005, the Company hired Todd Wallace as the Chief Technical Officer and subsequently purchased a Nextone Softswitch and began constructing a new VoIP infrastructure. On June 29, 2005, the Company executed a loan agreement with Barclay Asset Management Company for $5,000,000, no funds were received and the loan agreement was cancelled.

July 2005, the Company appointed Todd Wallace and Dan Robison to the Board of Directors and accepted the resignations of Jon McMurray and Garry McHenry form the Board. Additionally, the Company filed patents for its Wi-Fi/Hotspot phone design.

August 2005, the Company filed patents for CellNet.

September 2005, the Company accepted the resignation of Dan Robison from the Board of Directors.

October 2005, the Company completed installation of its first mesh network in Nacogdoches, Texas. The network will be utilized as a test sight for determining the best solution for voice in Wi-Fi environment.

November 2005, the Company continued development of its VoIP infrastructure and added thirteen new carriers. On November 28, 2005, the Board of Directors terminated the CEO for cause and appointed John Conroy as the acting CEO, until such time as a new candidate is hired.

December 2005, the Company entered into a settlement agreement with AIT, to effectively transfer ownership of the assets in Panama for a total release of approx $310,000 in debt, and entered into a separate agreement with Interlink Global, to effectively sell the DMS equipment located in Miami, Florida for a total price of $223,000. Subsequently, the Company completed the migration from the DMS platform to the new VoIP infrastructure and is now considered a Next Generation Carrier. On December 13, 2005, the Company terminated the lease agreements in Miami, Florida and Panama City, Panama and completed the reorganization of operations, including the relocation of the telecom hub from Miami, Florida to Dallas, Texas, thereby reducing annual operating expenses by $300,000.

Employees
As of December 31, 2005 the Company employed two full time employees and two telecom technicians (contract labor).

Item 2.    Description of Property.

As of December 31, 2005, the Company had leased facilities for its telecom hub in Dallas, Texas. The lease term is one year, effective July 2005, and consist of cabinet space for housing the Nextone Softswitching equipment at a rate of $400 per month.

The Company also pays $300 per month for administrative offices in Baton Rouge, Louisiana.

Item 3.    Legal Proceedings.

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

Y-Tel has agreed to the settlement offer of $15,000 from creditor's council related to the Company's failure to complete the acquisition of SunGlobe. The Company did not follow through on the purchase of SunGlobe because of misrepresentations made by Seller.

Y-Tel is currently in negotiations with the former CEO regarding final settlement of unpaid wages and claims.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Prices

The Common Stock of the Company began trading on the Over the Counter Bulletin Board ("OTCBB") on October 5, 2004 and is listed under the symbol "YTLI." The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's common stock as reported by Stockwatch.com or the National Quotation Bureau, Inc, as applicable. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year ended December 31, 2004:                       High   Low
-------------------------------------                      -----  ----
Quarter ended December 31, 2004 (YTLI)                     5.25   2.00

Fiscal Year ended December 31, 2005
-------------------------------------
Quarter ended March 31, 2005                               5.50   1.00
Quarter ended June 30, 2005                                1.60   0.76
Quarter ended September 30, 2005                           1.60   1.10
Quarter ended December 31, 2005                            1.97   0.35


On May 22, 2006, the company was delisted due to its failure to file all required SEC reports. The Company is working with its market makers to restore its trading market.

Stockholders

As of December 31, 2005, the Company had approximately 295 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

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

Sale of Unregistered Securities
During the fourth quarter of 2005, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. The Company issued 325,375 shares of restricted common stock for cash totaling $160,710.

     2. The Company issued 53,600 shares of restricted common stock to a consultant in connection with the performance of services. The shares were valued at $26,988 (based on the fair value of the common stock at the respective measurement dates) and expensed during the three month period ended December 31, 2005;

     3. The Company issued 18,200 shares of the Company's common stock upon the conversion of a note payable of $70,000 and accrued interest of $2,800.



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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at December 31, 2005 and therefore, an allowance for bad debts has not been recorded in the financial statements. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish such an allowance should the need arise.

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

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Accounting Standards ("SFAS") No. 123 "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The Company plans to adopt SFAS No. 123(R) using the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Issuance of Stock for Non-cash Consideration

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF) 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling
Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined bat the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the common stock issued for consulting services to be performed in future periods as prepaid services in its consolidated balance sheet.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales were $976,231 for the year ended December 31, 2005 compared to $1,249,380 for the year ended December 31, 2004. This represents a decrease of $273,149 or 21.8%. The decrease is attributed to the decline in domestic traffic from Digicel in Jamaica and international traffic from Cayman. It also underscores the vulnerability of the wholesale business sector and the need to focus resources on retail products.

Cost of Sales

Cost of sales were $352,144 for the year ended December 31, 2005 compared to $635,418 for the year ended December 31, 2004. This represents a decrease $283,274 or 44.6%. The decrease is attributed to the decline in traffic and related termination expenses.

Operating Expenses

Operating expenses were $5,865,617 for the year ended December 31, 2005 compared to $3,996,160 for the year ended December 31, 2004. This represents an increase of $1,869,457 or 46.8% when compared to expenses for 2004. Of this increase, approximately $927,084 is non-cash related and is attributed to the full year effect of amortizing prepaid services, whereby various consultants received stock for services in 2004. $371,851 reflects the full year effect of payroll related expenses for 2005 compared to only a few months in 2004. Y-Tel employed the CEO effective October 1, 2004 and the CFO effective November 1, 2004.
$531,665 reflects impairment losses attributed to the termination of the contracts with EBI and Van Orten & Partners, and the write down of assets in Panama.

Operating expenses also includes Other G&A expenses of $1,568,190 compared to $1,000,344 for the years ended December 31, 2005 and 2004, respectively. This represents an increase of $567,846 or 57% when compared to G&A expenses for 2004. Of this increase, approximately $367,878 reflects the recorded loss from the sale of assets in Miami and Panama. $100,740 is directly attributed to increased cost of legal fees resulting from the addition of new counsel and expenses related to the change in direction of the Company, and insurance expenses increased by $38,733 as a result of adding Property and Casualty insurance for the assets in Miami and Directors and Officers insurance.

Liquidity and Capital Resources

The Company has net working capital deficit of $889,393 as of December 31, 2005. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

On December 1, 2005, the Company executed two stock purchase agreements with Mercatus & Partners, reflecting the potential sale of 2,625,000 shares of its common stock for $1,200,000. The stock certificates have been issued and are currently held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at December 31, 2005. As of May 15, 2006, the Company has not received any funds.

Subsequent to December 31, 2005, the Company issued 92,600 shares of common stock for proceeds of $20,655.

The Company has curtailed its operations during the first five months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its current business plan of developing its VOIP infrastructure and products and services.

Going Concern

The Company's independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2005, and has an accumulated deficit of $9,167,784 at December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

We Require Additional Capital for Production of Wifi Phones

The Company will require additional capital for deployment of wireless internet services and production of Wifi phones. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

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

  Our Business Depends on:

     A. The Company's ability to secure adequate funding to ensure the Company meets its financial objectives.
     B. The Company's ability to acquire strategic companies that complement the company's business model..
     C.  The Company's ability to offer competitive rates to our customers.

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

We Are Heavily Dependent on Our Senior Management.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals. We cannot guarantee we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We Have a History of Losses.

We incurred consolidated net losses of $5,241,130 and $3,382,198 during the years ended December 31, 2005, and 2004, respectively. Our management believes the new business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Because Our Competition Has Greater Experience and Resources Than We Do, We May Be at a Competitive Disadvantage.

Many of our competitors have significantly greater experience and financial resources than us, which could place us at a competitive disadvantage.

Item 7.    Financial Statements.

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-17 attached hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's acting Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the acting CEO and CFO concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our acting CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the acting CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect that the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumption about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

                                                              Date First Elected
Name               Position Held with the Company        Age  or Appointed
---------------    ------------------------------------  ---  ------------------
Steve Lipman       Director                               53  October 13, 2004
John T. Conroy     Acting Chief Executive Officer/Chief
                   Financial Officer and Director         49  October 13, 2004
Todd Wallace       Director                               38  July 6, 2005
Allan Tracey       Director                               45  April 27, 2005



Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Steve B. Lipman, serves as a Director. He was removed as the Company's Chairman of the Board, President, and Chief Executive Officer in November 2005. Mr. Lipman has served the Company since the effective date of the reverse merger. Mr. Lipman is a senior executive experienced in mergers and acquisitions, strategic planning, operations, sales and marketing. He has structured six companies and taken three companies public, raised millions of dollars and secured major buying contracts. He is the former President of Carrosell, Inc., a $20 million airport advertising company, and former President and Chairman of Satellite Control Tech, Inc. An $80 million wireless technology company specializing in GPS/Cellular and paging for vehicle monitoring, tracking and recovery. Previously, Mr. Lipman was the President of Allied Voice Tech, Inc., a $20 million re-recordable microchip company responsible for developing, manufacturing re-recordable products.

John T. Conroy, serves as the Company's acting Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer. Mr. Conroy was the co-founder of Y-Tel and has served as the Company's Chief Financial Officer since October 2004. Mr. Conroy was appointed the acting Chief Executive Officer in November 2005, subsequent to the removal of Mr. Lipman. Mr. Conroy has over 16 years experience with financial and executive management responsibilities in the healthcare field. He has been Chief Financial Officer and Chief Executive Officer for four hospitals in Florida and Louisiana. He is the former founder and CEO of Specialty Hospital Resources, Inc., a rehab development company specializing in designing, building and managing physical rehabilitation facilities for hospitals.

Todd Wallace, serves as a Director and as the company's Chief Technical Officer. Mr. Wallace was the CTO of Touchstone Systems, Inc. and was the architect of the fully redundant Nextone session controller for Touchstone Systems targeted at the wholesale VoIP market generating 1.2 million minutes per day. Mr. Wallace was also responsible for negotiating and implementing over 100 interconnections with carriers such as AT&T, Qwest, MCI, Telecom Italia, Teleglobe, Broadvox, iBasis, IDT, T-Systems, KDDI including foreign PTT's and concessions, such as Tricom, China Telecom, China Netcom, Protel, Dialme, Bestel, and Avantel. He has developed foreign markets such as Mexico, Guatemala, Honduras, China, Vietnam, Philippines, India and Pakistan.

Mr. Wallace was also the lead Network Architect for CCC GlobalCom, FlashNet Communications and Excel Telecommunication, Inc. which ran over 500 million minutes monthly. Once at Excel, he segmented all vendor traffic from the Excel internal network to an external billing/provisioning network allowing easier management and greater security. Mr. Wallace also setup Worldcom, MCI, IXC, and Frontier dedicated connections on the external network for the movement of data between companies as well as Installed an RS/6000 for the consolidation of all Connect Direct:/NDM MSDOS processes into a single AIX solution.

Alan Tracey, serves the Company as a Director. Mr. Tracey was a senior executive and Technical Director for Digicel Telecom and was in charge of the implementation of the GSM SS, BSS, PDH and VANS network on Ericsson, Nera and Redknee equipment. Mr. Tracey has worked in telecommunications for more than 10 years in countries as diverse as Congo, the Dutch Caribbean, China and many more. During his career, which spans the evolution from PSTN, to ISDN, to GSM / GPRS, Mr. Tracey has experience at all levels of the industry including Technical Engineering, Project Management, and General Management of Networks.

Mr. Tracey was the lead technician for Ericsson US on the Cingular project and was responsible for the GSM-overlay system. His knowledge and experience encompasses the entire technology of GSM, (BSC's, MSC/HLR/VLR/AUC, Ericsson IN-Prepaid systems (PPL and PPS) on SSF/SCF, on SDP and IVR, and on MoIP Voicemail). Additionally, Mr. Tracey has implemented over 50 SS7 and VoIP interconnects around the world and offers experience with many regulatory issues.

         Executive Committee. The Board of Directors appointed an Executive Committee consisting of John Conroy, Alan Tracey and Todd Wallace and authorized such committee to take all corporate actions on behalf of the Company allowed by law.

         Audit Committee . The Board has not yet implemented an audit committee. This is expected to be completed during fiscal 2006. The Audit Committee will oversee Y-Tel's corporate accounting and financial reporting process. For this purpose, the Audit Committee will perform several functions. The Audit Committee will evaluate the performance of and assesses the qualifications of the independent auditors; determine the engagement of the independent auditors; determine whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; review and approve the retention of the independent auditors to perform any proposed permissible non-audit services; monitor the rotation of partners of the independent auditors on Y-Tel's engagement team as required by law; review the financial statements to be included in Y-Tel's annual report on Form 10-KSB; and discusses with management and the independent auditors the results of the annual audit and the results of Y-Tel's quarterly financial statements.

         Compensation of Directors . The Company does not currently pay directors' fees to its Board members, but does provide transportation, lodging and reimbursement of all reasonable expenses for attending Board meetings. Mr. Tracey was issued 50,000 shares of common stock as a signing bonus for serving on the Board as a Director.

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

         All of the initial filings on Form 3 for the officers, directors and 10% shareholders were not timely filed. This was primarily due to a change in management in connection with the reorganization in October 2004. Management believes that proper controls have now been implemented to assure timely filings in the future of all Section 16(a) forms that are required. During the fiscal year ended December 31, 2005 there were no transactions by officers, directors or 10% shareholders that required the filing of any Form 4.

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


Item 10.  Executive Compensation.

Summary Compensation Table

               The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and certain other executive officers for the years ended December 31, 2005 and 2004. No Chief Executive Officer or other executive officer of our Company received any cash or other compensation for the years ended December 31, 2002 and 2003.

                                                           Number of Stock     All Other
Name and Principal Position   Year   Salary ($) Bonus ($)     Options (#)   Compensation
---------------------------   ----   ---------  ---------  ---------------  ------------
Steve Lipman                  2005    $132,000       --               0       $9,900 (2)
(former Chairman/CEO)         2004     $36,000       --         500,000       $2,700 (2)

John Conroy                   2005    $144,000       --               0      $10,800 (2)
(acting CEO/Secretary/
 Treasurer/ CFO)              2004     $24,000       --         500,000     $101,800 (1)

-------------
   (1) Of this amount, $1,800 consists of an automobile allowance paid to Mr. Conroy. The remaining $100,000 represents consulting fees during the period of time in 2004 (January through October) that Mr. Conroy was a non-employee consultant to the Company. Included in the $100,000 are non cash consulting fees valued at $60,000, which were contributed by Mr. Conroy to the Company.
   (2)   Such amounts represent automobile allowances.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 28, 2005, the Company terminated the employment agreement with Steve Lipman, pursuant to his services as the President and Chief Executive Officer of the Company. The current contract provided for a two year term with an automatic renewal for a successive one-year term period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew or the contract is terminated for cause. Mr. Lipman received $12,000 per month plus $900 per month automotive allowance. In addition Mr. Lipman was granted 500,000 stock options with an exercise price of $0.55 per share and an expiration date of September 30, 2007.

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

Stock Option Plan

On January 31, 2005, our directors ratified an amendment to the Company's 2001 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 3,500,000 shares of our common stock. The amendment is subject to shareholder approval. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. In 2004 2,500,000 options were granted under the Plan.

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

There were no options granted to any executive officers during the year ended December 31, 2005.

The following table details the December 31, 2005 year-end estimated value of unexercised stock options of each of the Named Executive Officers:





                                           Number of Securities Underlying  Value of Unexercised In-the-Money
             Number of Shares              Unexercised Options at Year-End:     Options at Year-End (1):
               Acquired on       Value     --------------------------------     ------------------------
    Name       Exercise (#)    Realized($)   Exercisable   Unexercisable      Exercisable    Unexercisable
    ----     ----------------  -----------
Steve Lipman         0              0          500,000            --               $--              --
John Conroy          0              0          500,000            --               $--              --

---------------

(1) There were no in-the-money stock options held at the end of 2005 based on a per-share fair market value of $0.51 (the closing trading price of the Common Stock on December 31, 2005), and per-share exercise prices of $0.55 for all options held noted above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2005, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.


                                         (a)                     (b)                       (c)

                                Number  of   securities   Weighted-average    Number of securities remaining
                                to be issued upon         exercise price of   available for future issuances
                                exercise of               outstanding         under equity compensation  plans
                                outstanding  options,     options, warrants   (excluding securities reflected
          Plan Category         warrants and rights       and rights          in column (a))
------------------------------  -----------------------   -----------------   --------------------------------
Equity compensation plans
  approved by security holders                    -         $          -                       -
Equity compensation plans not
  approved by security holders            2,604,000 (1)     $       0.63               1,000,000

                                -----------------------     ------------           -------------
     Total                                2,604,000         $       0.63               1,000,000

(1) Includes 2,500,000 options issued under the 2001 Stock Option Plan, as amended in 2005, (the "Plan") as the Plan has not been approved by the shareholders of the Company.


For a complete description of the Company's equity compensation plans, please refer to Note 7 of our audited financial statements as of December 31, 2005, which are filed herein.

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

                                                                   Percentage of
                                                Number of Shares   Class Benefi-
                                               Beneficially Owned  cially Owned

Steve Lipman, former Chairman, CEO & President      1,666,392 (1)          9.72%
John T. Conroy, CFO and acting CEO/Chairman         1,725,371 (2)         10.06%
Garry McHenry                                       1,054,983 (3)          6.15%
Jon McMurray                                        1,582,404 (3)          9.23%
Avitra, S.A.                                        1,477,572 (5)          8.62%
Terry Lipham                                          989,832              5.77%
Health Care Services, LLC (6)                       1,450,400              8.46%

All directors and executive officers as a group
 (four persons)                                     3,516,763 (1)(2)      20.51%
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

As of December 31, 2004, the Company purchased several pieces of equipment totaling $135,472 and received contract labor and other services totaling $197,949 in 2004 from AIT Wireless, a company owned by a stockholder of the Company. In January 2005, the Company and the related party entered into a settlement agreement (the "Settlement") for all amounts owed and amounts due between the parties. In accordance with the Settlement, the Company was required to make payments of $20,000 per month beginning in February 2005 and a final payment  of  $12,402  in  June  2006.  Due  to  the  Company's  working  capital restrictions, the Company was in default under its obligations of the Settlement. There are no default provisions per the Settlement.

On December 12, 2005, the Company entered into a Sales Agreement with AIT and a Tri-Party agreement with AIT Wireless and an unrelated third party. In connection with the Sales Agreement, the Company sold fixed assets with a net book value of $300,000 for forgiveness of debt of $182,598. In connection with the Tri-Party Agreement, the Company sold fixed assets with a net book value of $473,476 to an unrelated third party in consideration for the forgiveness of debt owed to AIT of $127,500, a non-interest note receivable of $48,000 and cash of $47,500. As a result of the transactions, the Company recognized an aggregate loss on sale of property and equipment of $367,878. The Company has obtained a full release of the amounts owed to AIT as a result of these agreements. Under the terms of the note receivable, the Company is to receive $8,000 per month beginning in January 2006. The agreements are summarized as follows:

Forgiveness of debt                    $            310,098
Note receivable                                      48,000
Cash                                                 47,500
                                       --------------------
                                       $            405,598
                                       ====================



According to the terms of the note receivable noted above, the Company is to receive $8,000 per month each month beginning January 2006.

The Company entered into consulting agreements with three stockholders for services provided through June 2005 (see Note 9)


Item 13. Exhibits.

(a) Exhibits

    Exhibit        Description of Document

      2.1 Agreement and Plan of Reorganization dated as of October 12, 2004 between CPC and Y-Tel. (2)
      3.1       Certificate of Incorporation of Consolidated Pictures Corp. (1)
      3.2       By-laws of Consolidated Pictures Corp. (1)
      3.6       Class A Redeemable Warrant Agreement. (1)
      3.7       Class B Redeemable Warrant Agreement. (1)
     10.1 Employment Agreement between Y-Tel and Steve Lipman dated September 27, 2004. (2)
     10.2 Employment Agreement between Y-Tel and John Conroy dated September 27, 2004. (2)
     10.3 Consulting Agreement between Y-Tel and Gil Epstein dated September 27, 2004. (2)
     10.4 Consulting Agreement between Y-Tel and Jon McMurray dated September 27, 2004. (2)
     10.5 Consulting Agreement between Y-Tel and Garry McHenry dated September 27, 2004. (2)
     10.6       2001 Stock Option Plan. (1)
     10.7 Distribution agreement between Y-Tel and EBI Communications, Inc. dated October 25, 2004. (3)
     10.8       2001 Stock Option Plan. (1)
     10.9 Addendum to Employment Agreement between Y-Tel and Steve Lipman dated October 8, 2004. *
     10.10 Addendum to Employment Agreement between Y-Tel and John Conroy dated October 8, 2004. *
     10.11 Addendum to Consulting Agreement between Y-Tel and Gil Epstein dated October 8, 2004. *
     10.12 Addendum to Consulting Agreement between Y-Tel and John McMurray dated October 8, 2004. *
     10.13 Addendum to Consulting Agreement between Y-Tel and Garry McHenry dated October 8, 2004. *
     21.1       Subsidiaries
     31.1       Certification by Chief Executive Officer. *
     31.2       Certification by Chief Financial Officer. *
     32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer. *

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Corbin & Company, LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $70,000 and $44,000, respectively.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Corbin & Company, LLP for tax services, other than those services listed above, totaled $6,000 and $14,800, respectively.

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

                                    Y-TEL INTERNATIONAL, INC.

Dated: May 25, 2006                 By:     /s/  JOHN T. CONROY
                                            John Conroy
                                            Acting Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signatures                       Title                            Date
/s/ John T. Conroy       Acting CEO/Chairman/Secretary and CFO,     May 25, 2006
                         Principal Executive and Accounting Officer
John T. Conroy

/s/ Todd Wallace         Director                                   May 25, 2006
Todd R. Wallace

/s/ Allan Tracey         Director                                   May 25, 2006
Allan Tracey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Y-TEL INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of Y-Tel International, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Y-Tel International, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a working capital deficit of $889,393 and a stockholders' deficit of $732,036 at December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/Corbin & Company, LLP
Irvine, California
May 15, 2006

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2005

--------------------------------------------------------------------------------

ASSETS

Current assets:
       Cash                                                         $     6,471
       Accounts receivable, net                                           9,837
       Prepaid expenses                                                  26,607
       Prepaid services                                                  17,186
       Notes receivable                                                  48,000
                                                                    -----------
            Total current assets                                        108,101

Property and equipment, net                                             157,357
                                                                    -----------

                                                                    $   265,458
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                             $   826,778
       Accrued expenses                                                 170,716
                                                                    -----------
            Total current liabilities                                   997,494
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
       Preferred stock, $0.0001 par value,
          5,000,000 shares authorized;
          no shares issued and outstanding                                 --
       Common stock, $0.0001 par value,
          50,000,000 shares authorized;
          17,055,991 shares issued and outstanding                        1,706
       Additional paid in capital                                     8,434,042
       Accumulated deficit                                           (9,167,784)
                                                                    -----------

          Total stockholders' deficit                                  (732,036)
                                                                    -----------

                                                                    $   265,458
                                                                    ===========


--------------------------------------------------------------------------------
  F-2                See accompanying notes to consolidated financial statements

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                      Years Ended December 31,
                                                   ----------------------------
                                                         2005            2004
                                                   ------------    ------------

Net sales                                          $    976,231    $  1,249,380


Cost of sales                                           352,144         635,418
                                                   ------------    ------------


Gross profit                                            624,087         613,962
                                                   ------------    ------------

Operating expenses:

   Satellite, bandwidth and other
      telecommunications expenses                       135,556         292,931
   Contract labor                                       154,229         199,052

   Contract labor paid to related party                    --           147,382
   Salaries and related expenses                        478,576         106,725
   Noncash compensation                               2,997,401       2,249,726
   Impairments                                          531,665            --
   Loss on disposal of property and equipment           367,878            --
   Other general and administrative expenses          1,200,312       1,000,344
                                                   ------------    ------------


     Total operating expenses                         5,865,617       3,996,160
                                                   ------------    ------------

Net loss                                           $ (5,241,530)   $ (3,382,198)
                                                   ============    ============


Basic and diluted loss per common share            $      (0.32)   $      (0.34)
                                                   ============    ============


Weighted average number of common

      shares outstanding - basic and diluted         16,441,043       9,931,115
                                                   ============    ============




--------------------------------------------------------------------------------
  F-3                See accompanying notes to consolidated financial statements

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  For The Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                                                                                        Total Stock-
                                     Member     Members'       Common Stock                    Deferred    Accumulated    holders'
                                     Units      Capital     Shares      Amount       APIC    Compensation     Deficit  Eqty (Defcit)
                                   ---------  ----------- ----------  ----------- ----------  -----------  -----------  -----------
Balance at December 31, 2003       9,700,359  $ 1,339,302        --      $   --         --    $   (60,000) $  (544,056) $   735,246

Member units issued for cash         435,520      152,000        --          --         --           --           --        152,000

Member units issued for conversion
   of notes payable                  752,273      190,000        --          --         --           --           --        190,000

Member units received in treasury,
   net                              (197,967)        --          --          --         --           --           --           --

Member units repurchased for cash (2,474,581)    (242,000)       --          --         --           --           --       (242,000)

Estimated fair value of services
   rendered by members                  --        400,000        --          --         --         60,000         --        460,000

Estimated fair value of member
   interests issued for services   1,784,396      622,768        --          --         --           --           --        622,768

Issuance of common stock in
   connection with the merger
   of Y-Tel International, LLC   (10,000,000)  (2,462,070) 14,579,900       1,458  2,460,612         --           --           --

Common stock issued upon conversion
   of note payable                      --           --        37,750           4    150,996         --           --        151,000

Estimated fair value of common stock
   issued for prepaid services          --           --       510,000          51  1,469,949         --           --      1,470,000

Estimated fair value of common stock
   issued for distribution rights       --           --       300,000          30    674,970         --           --        675,000

Estimated fair value of options
   granted for consulting services      --           --          --          --      408,750         --           --        408,750

Intrinsic value of options granted
   to employees                         --           --          --          --      550,000         --           --        550,000

Net loss                                --           --          --          --         --           --     (3,382,198)  (3,382,198)
                                 -----------  ----------- -----------  ----------  ---------  -----------  -----------  -----------

Balance, December 31, 2004              --           --    15,427,650       1,543  5,715,277         --     (3,926,254)   1,790,566

Common stock issued for cash            --           --     1,547,641         155    964,274         --           --        964,429

Estimated fair value of common
   stock issued for prepaid
   services                             --           --        62,500           6    126,244         --           --        126,250

Issuance of common stock upon
   conversion of debt
   and accrued interest                 --           --        18,200           2     72,798         --           --         72,800

Estimated fair value of common
   stock issued for services            --           --       298,200          30    343,890         --           --        343,920

Estimated fair value of options
   issued for services                  --           --          --          --    1,387,125         --           --      1,387,125

Common stock issued on exercise
   of warrants                          --           --         1,800        --        2,100         --           --          2,100


Cancellation of EBI agreement           --           --      (300,000)        (30)  (404,666)                              (404,696)

Settlement related to shares
   issued for note payable              --           --          --          --      227,000         --           --        227,000

Net loss                                --           --          --          --         --                  (5,241,530)  (5,241,530)
                                  -----------  ----------- -----------  --------- -----------  -----------  -----------  -----------

Balance, December 31, 2005              --    $      --    17,055,991  $    1,706 $8,434,042  $      --    $(9,167,784) $  (732,036)
                                  ===========  =========== ===========  ========= ===========  ===========  ===========  ===========

 F-4                 See accompanying notes to consolidated financial statements

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For The Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                                                               2005           2004
                                                                                          -----------    -----------
Cash flows from operating activities:
       Net loss                                                                           $(5,241,530)   $(3,382,198)
       Adjustments to reconcile net loss to net cash used in
         operating activities:

           Depreciation                                                                        68,791         56,717
           Bad debt expense                                                                    55,000           --
           Estimated fair value of common stock issued for services                           343,920        622,768
           Impairment of intangible asset                                                     222,000           --
           Amortization of prepaid services and intangible assets                           1,269,160        208,208
           Impairment loss on prepaid services                                                150,000           --
           Impairment loss on property and equipment                                          159,665           --
           Estimated fair value of services rendered by members                                  --          460,000
           Estimated fair value of options and warrants granted for consulting services     1,387,125        408,750
           Estimated fair value of options granted to employees                                  --          550,000
           Estimated fair value of services rendered for note payable to related party           --          201,421
           Write off of amounts due from related parties                                         --           64,800
           Loss on sale of property and equipment                                             367,878           --
           Changes in operating assets and liabilities:
              Accounts receivable                                                              54,403         (7,641)
              Prepaid expenses                                                                 (5,632)        (4,975)
              Due from stockholders                                                             1,963         (1,963)
              Other assets                                                                     34,600        (31,000)
              Accounts payable and accrued expenses                                           240,293        720,349
                                                                                          -----------    -----------
       Net cash used in operating activities                                                 (892,364)      (134,764)
                                                                                          -----------    -----------
Cash flows from investing activities:

       Purchase of intangible assets                                                          (25,000)          --
       Proceeds from the sale of property and equipment                                        47,500           --
       Purchases of property and equipment                                                   (162,527)      (178,083)
                                                                                          -----------    -----------
       Net cash used in investing activities                                                 (140,027)      (178,083)
                                                                                          -----------    -----------
Cash flows from financing activities:

       Issuance of common stock for cash                                                      964,429           --
       Payments on note payable to related party                                              (17,500)          --
       Proceeds from the exercise of warrants                                                   2,100           --
       Proceeds from the issuance of convertible debt                                          70,000
       Proceeds from issuance of member units                                                    --          152,000
       Purchase of member units                                                                  --          (15,000)
       Proceeds from issuance of a note payable                                                  --          150,000
                                                                                          -----------    -----------
       Net cash provided by financing activities                                            1,019,029        287,000
                                                                                          -----------    -----------

Increase (decrease) in cash                                                                   (13,362)       (25,847)

Cash at beginning of year                                                                      19,833         45,680
                                                                                          -----------    -----------
Cash at end of year                                                                       $     6,471    $    19,833
                                                                                          ===========    ===========

  F-5                See accompanying notes to consolidated financial statements

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For The Years Ended December 31, 2005 and 2004

                                                                     (Continued)

--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information - Cash paid during the year for:
           Interest                                                                       $      --      $      --
                                                                                          ===========    ===========
           Income taxes                                                                   $      --      $      --
                                                                                          ===========    ===========
Supplement schedule of noncash investing and financing activities:
       Forgiveness of amounts due to related party                                        $   227,000    $      --
                                                                                          ===========    ===========
       Value of shares cancelled related to termination of EBI agreement                  $   404,696    $      --
                                                                                          ===========    ===========
       Receivable in connection with the termination of intangible asset agreement        $    55,000    $      --
                                                                                          ===========    ===========
       Issuance of common stock upon conversion of notes payable and accrued interest     $    72,800    $   341,000
                                                                                          ===========    ===========
       Issuance of common stock for prepaid services and distribution rights              $   126,250    $ 2,145,000
                                                                                          ===========    ===========
       Repurchase of member units for note payable                                        $      --      $   227,000
                                                                                          ===========    ===========
       Accounts payable to related party converted to note payable to related party       $      --      $   126,177
                                                                                          ===========    ===========
       Conversion of member interests into common stock upon reverse acquisition          $      --      $ 2,462,070
                                                                                          ===========    ===========
       Cancellation of debt in connection with sale of property and equipment             $   310,098    $      --
                                                                                          ===========    ===========
       Offset of amounts due from related parties with amounts due to related parties     $    44,800    $      --
                                                                                          ===========    ===========
       Note receivable in connection with sale of property and equipment                  $    48,000    $      --
                                                                                          ===========    ===========














  F-6                See accompanying notes to consolidated financial statements

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $889,393 at December 31, 2005 and has incurred operating losses and had negative cash flows from operations during the years ended December 31, 2005 and 2004, and has a lack of operational history, which among other factors, raise substantial doubt about its ability to continue as a going concern.

Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the public markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Y-Tel
International,   Inc.  and  its  wholly  owned  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company's financial instruments,  including cash, accounts receivable,  note
receivable,   accounts  payable  and  accrued  expenses,  the  carrying  amounts approximates their fair values due to their short maturities.

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of accounts receivable, property and equipment, prepaid services and the valuation of deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At December 31, 2005, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

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

One customer accounted for 73% and 85% of the total net sales for the years ended December 31, 2005 and 2004, respectively. All funds due from this customer have been collected as of December 31, 2005.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. On December 12, 2005, the Company sold the assets in Miami, Florida and Panama City, Panama and recorded a loss on sale of property and equipment of $367,878 (see Note 5).

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. For the year ended December 31, 2005, the Company recorded impairment charges totaling $531,665 relating to the decline in market value of the Company's common stock previously issued in connection with the cancellation of its agreement with EBI Communications (see
Note 4), valuation of property and equipment in Panama (see Note 3), and the assessment of the valuation of prepaid services (see Note 7). There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue and Expense Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is currently generated from two sources:
1) the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed; and 2) port rental charges resulting from leasing a portion of the DMS switch to Digicel, whereby the revenue is recognized during the month in which the revenue applies. Effective November 15, 2005, the Company completed its contractual obligations to Digicel and terminated the contract. The DMS switch was subsequently sold on December 12, 2005 (see Note 5), thereby completing the migration from the old DMS technology to the new VoIP infrastructure.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

Stock-Based Compensation (Continued)

vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004 ), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The Company plans to adopt SFAS No. 123(R) using the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

Stock-Based Compensation (Continued)

per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

At December 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB 25, and related interpretations (see Note 7). During the years ended December 31, 2005 and 2004, $0 and $550,000, respectively, of stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as certain of the options granted under the plan had exercise prices less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                         Year Ended             Year Ended
                                     December 31, 2005      December 31, 2004
                                      --------------         ---------------

Net loss, as reported                 $   (5,241,530)        $   (3,382,198)

Deduct:
  Total stock-based employee
    compensation under APB
    No. 25, net of related
    tax expense                                    -                550,000

Add:
  Total stock-based employee
    compensation expense
    under fair value based
    method for all awards,
    net of related tax effect                      -             (1,090,000)
                                      --------------         ---------------
Pro forma net loss                    $   (5,241,530)        $   (3,922,198)
                                      ==============         ===============
Basic and diluted loss per
  share - as reported                 $        (0.32)        $        (0.34)
                                      ==============         ==============
Basic and diluted loss per
  share - pro forma                   $        (0.32)        $        (0.39)
                                      ==============         ==============

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid services in its consolidated balance sheet (see Note 7).

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

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------------------

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2005 and 2004, the Company had no potentially dilutive securities that would affect loss per share.

Business Segments

During 2005, the Company operated in one segment, Wholesale International Long Distance, operated from the HUB in Miami, Florida, which was sold during 2005.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement 3. " This statement replaces Accounting Principles Board ("APB") Opinion No. 20 ("APB No. 20"), Accounting Changes , and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Reporting." APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period's financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------

Acquisition of Y-Tel International, LLC

On October 12, 2004, Y-Tel LLC entered into an Agreement and Plan of Reorganization (the "Agreement") with CPC. Management accounted for the reorganization as a capital stock transaction. Accordingly, the reorganization is reported herein as a recapitalization of CPC. Y-Tel LLC is considered the acquirer for accounting purposes (a "reverse acquisition") because of (a) its majority ownership of CPC, (b) its representation on CPC's board of directors, and (c) executive management positions held by former officers of the Company. However, Y-Tel LLC became a wholly owned subsidiary of CPC after the reverse

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)
--------------------------------------------------

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31, 2005:

Equipment                               $     169,681

Less accumulated depreciation                 (12,324)
                                         ------------

Fixed assets, net                       $     157,357
                                         ============


Depreciation expense for property and equipment for the periods ended December 31, 2005 and 2004 was $68,791 and $56,717 respectively.

On August 3, 2005, the Company entered into an agreement to sell its property and equipment in Panama for $300,000. Management has concluded the opportunities in Panama have significantly changed and no longer require a DMS platform to generate revenue. Accordingly, the Company recorded an impairment loss of

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)
-------------------------------------------

$159,665 based on the excess of the book value over the fair market value of such assets on that date.

As of December 12, 2005, the above referenced sale had not occurred. Therefore, on December 12, 2005, the Company entered into a sales agreement (the "Sales Agreement") with AIT and a tri-party agreement with AIT and unrelated third party, whereby the Company agreed to sell its fixed assets located in Panama City, Panama and Miami, Florida (see Note 5).

NOTE 4 - INTANGIBLE ASSET
-------------------------

In October 2004, the Company entered into an exclusive worldwide distribution agreement (the "Distribution Agreement") with EBI Communications, Inc. ("EBI"). In accordance with the Distribution Agreement, the Company agreed to pay an exclusive marketing fee of $100,000, $5,000 payable upon execution of the Distribution Agreement and $95,000 within 60 days thereafter, of which $25,000 was paid during the year ended December 31, 2005. Also, in consideration for receiving the exclusive distribution rights, the Company issued EBI 300,000 shares of restricted common stock valued at approximately $675,000 (based on the estimated fair market value on the date of issuance) and recorded such amount as an intangible asset. The Company was amortizing such amount to expense over the 10-year life of the agreement.

Effective June 2005, the Company terminated the contract with EBI, canceling all shares and requiring EBI to refund all advances made by the Company under the Distribution Agreement, which totaled $55,000 due to alleged breach of contract by EBI. In connection with the contract termination, the Company cancelled the 300,000 shares of common stock issued to EBI (valued at $404,696 on the date of cancellation) and recorded the difference between the fair value of the stock cancelled by the Company and the unamortized value of the intangible asset as an impairment loss of $222,000, in the accompanying consolidated statement of operations. In addition, the Company wrote-off the amounts due from EBI of $55,000; due to the uncollectibility of such amounts.

During the years ended December 31, 2005 and 2004, the Company expensed $36,554 and $11,750, respectively, through the date of termination.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 5 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

As of December 31, 2004, the Company purchased several pieces of equipment totaling $135,472 and received contract labor and other services totaling $197,949 in 2004 from AIT Wireless ("AIT"), a company owned by a stockholder of the Company. In January 2005, the Company and the related party entered into a settlement agreement (the "Settlement") for all amounts owed and amounts due between the parties. In accordance with the Settlement, the Company was required to make payments of $20,000 per month beginning in February 2005 and a final payment  of  $12,402  in  June  2006.  Due  to  the  Company's  working  capital restrictions, the Company was in default under its obligations of the Settlement. There are no default provisions per the Settlement.

On December 12, 2005, the Company entered into a Sales Agreement with AIT and a Tri-Party agreement with AIT and an unrelated third party. In connection with the Sales Agreement, the Company sold fixed assets with a net book value of $300,000 in exchange for cancellation of debt owed AIT of $182,598. In connection with the Tri-Party Agreement, the Company sold fixed assets with a net book value of $473,476 to an unrelated third party in consideration for the cancellation of debt owed to AIT of $127,500, a non-interest bearing note receivable of $48,000 and cash of $47,500. As a result of the transactions, the Company recognized an aggregate loss on sale of property and equipment of $367,878. The Company has obtained a full release of the amounts owed to AIT as a result of these agreements. Under the terms of the note receivable, the Company is to receive $8,000 per month beginning in January 2006. The agreements are summarized as follows:

Cancellation of debt                 $            310,098
Note receivable                                    48,000
Cash                                               47,500
                                     --------------------
                                     $            405,598
                                     ====================


The Company entered into consulting agreements with three stockholders for services provided through June 2005 (see Note 9).

NOTE 6 - DEBT
-------------

In June 2005, the Company issued a convertible note payable (the "Convertible Note") totaling $70,000, bearing interest at 8% per annum. Principal and interest were due on June 22, 2007. The Convertible Note and accrued interest of $2,800 was converted at $4.00 per share into 18,200 shares of the Company's common stock in December 2005.

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 7 - EQUITY
---------------

Common Stock

During the year ended December 31, 2005 the Company issued 1,547,641 shares of restricted common stock for cash totaling $964,429.

In December 2005, the Company issued 18,200 shares of common stock in connection with the conversion of notes payable and accrued interest (see Note 6).

During the year ended December 31, 2005, the Company issued 1,800 shares of common stock for $2,100 in connection with the exercise of warrants.

On December 1, 2005 the Company entered into a stock purchase agreement with Marcatus & Partners regarding the purchase of 2,625,000 shares of common stock for $1,200,000. The stock certificates have been issued and are currently being held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at December 31, 2005. As of May 15, 2006, the Company has not received any funds.

Prior to the reverse acquisition with CPC, the Company issued the following membership units:

In January 2004, a member relinquished 197,967 member units to the Company for no consideration in order for the Company to resell such units and utilize the proceeds for working capital.

As described in Note 5, the Company entered into an agreement to purchase 2,474,581 member units from a majority member for $242,000 for the purpose reselling such member units for working capital.

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

In December 2004, the Company issued 37,750 shares of restricted common stock in connection with the conversion of $151,000 of principal and accrued interest.

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 7 - EQUITY (Continued)
---------------------------

Stock for Services

During the year ended December 31, 2005, the Company issued 75,000 shares of restricted common stock to the Company's new Chief Technical Officer and 50,000 shares of restricted common stock to a new board member as signing bonuses. The aggregate of 125,000 shares were valued at $175,000 (based on the fair value of the common stock at the respective measurement dates) and expensed during the year ended December 31, 2005.

During the twelve month period ended December 31, 2005, the Company issued 173,200 shares of restricted common stock to various consultants in connection with the performance of consulting services. The 173,200 shares were valued at $168,920 (based on the fair value of the common stock at the respective measurement dates) and expensed during the year ended December 31, 2005.

During the twelve month period ended December 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount will be amortized to expense over the lives of the related agreements, of which $109,064 was expensed during the year ended December 31, 2005.

During the year ended December 31, 2004, the Company issued 510,000 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through December 2005. The 510,000 shares were valued at $1,470,000 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services upon grant. Such amount was being amortized to expense over the lives of the related agreements, of which $1,123,542 and $196,458 was expensed during the years ended December 31, 2005 and 2004, respectively. Effective June 2005, the Company terminated its contract with consultants, and as a result, recorded an impairment loss of $150,000 in the accompanying consolidated financial statements based on the carrying value of the prepaid services at the time of the contract termination.

During the year ended December 31, 2004, the Company issued 300,000 shares of restricted common stock in connection with an exclusive distributorship agreement. The 300,000 shares were valued at $675,000 (based on the fair value of the common stock at the date of the agreement), and were cancelled by the Company in 2005 (see Note 4).

In October 2004, the Company issued 1,166,392 member units to its President, valued at $407,080 (based on the estimated fair value on the date of issuance), in connection with a signing bonus and was expensed upon issuance.

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 7 - EQUITY (Continued)
---------------------------

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

During the year ended December 31, 2005, the Company expensed $1,226,250 as stock compensation expenses for the vesting of options issued to consultants during fiscal 2004. In connection with consulting agreements (see Note 9) with three Company stockholders, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock during fiscal 2004, with an exercise price of $0.55, which vested immediately and expire through September 2007. The options were valued using the Black Scholes option pricing model at an aggregate of $1,635,000. The Company amortized such amount over the lives of the related consulting agreements which ended on June 30, 2005.

In connection with employment agreements (see Note 9), during 2004, the Company issued options to purchase an aggregate of 1,000,000 shares of common stock to two officers, with an exercise price of $0.55, which vested immediately and expire through September 2007. The Company recorded compensation expense of $550,000 in connection with the issuance of the employee options.

Stock option activity for the years ended December 31, 2005 and 2004 is as follows:

                                                                Weighted Average
                                                       Number    Exercise Price
                                                    of Options      Per Share
                                                    ----------     -----------
       Outstanding at January 1, 2004                        -     $         -
          Granted                                    2,500,000            0.55
          Exercised                                          -               -
          Canceled                                           -               -
                                                    ----------     -----------
       Outstanding and exercisable at December
          31, 2004 and 2005                          2,500,000     $      0.55
                                                    ==========     ===========

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 7 - EQUITY (Continued)
---------------------------

The weighted average fair value of options granted during 2004 was $1.09. There were no options granted during 2005. the weighted average remaining contractual life of these options at December 31, 2005 was 1.75 years.

The fair value of each option granted during 2004 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 270 percent,
(iii) weighted average risk free interest rate of approximately 3.5 percent, and
(iv) average expected life of 3 years.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants

In connection with the reverse acquisition with CPC (see Note 2), the Company assumed Class A warrants to issue 27,900 shares of the Company's common stock and Class B warrants to issue 27,900 shares of the Company's common stock. The Class A warrants are exercisable at $1.00, vested upon grant and expire in September 2006, as amended. Based on the estimated fair value of the warrants at the date of the expiration extension, there was no additional expense recorded. The Class B warrants are exercisable at $1.50 per share, vested upon grant and expire in September 2006.

During the year ended December 31, 2005, a total of 1,200 Class A Warrants and 600 Class B Warrants were exercised for total proceeds of $2,100.

During the year ended December 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), has an exercise price of $4.00, vests monthly through January 2006 and expires in January 2008. Such amount is being expensed over the life of the related agreement, of which $160,875 was expensed during the year ended December 31, 2005.

The following represents a summary of the warrants outstanding for the years ended December 31, 2005 and 2004:

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 7 - EQUITY (Continued)
---------------------------

                                                                     Weighted
                                                                      Average
                                                     Number       Exercise Price
                                                   of Warrants       Per Share
                                                  -------------   --------------
         Outstanding at January 1, 2004                  55,800   $         1.25
           Granted                                            -                -
           Exercised                                          -                -
           Expired/Forfeited                                  -                -
                                                  -------------   --------------
         Balance at December 31, 2004                    55,800   $         1.25
           Granted                                       50,000             4.00
           Exercised                                     (1,800)            1.17
           Expired/Forfeited                                  -                -
                                                  -------------   --------------
         Balance at December 31, 2005                   104,000   $         2.56
                                                  -------------   --------------

         Weighted average fair value of warrants
                  granted:  2005                                  $         3.51
                                                                  ==============

The following summarizes information about warrants outstanding at December 31, 2005:

                                             Warrants Outstanding                                 Warrants Exercisable
                           ------------------------------------------------------------    ---------------------------------
                                                    Weighted
                                                     Average              Weighted                                  Weighted
                             Number of              Remaining             Average               Number              Average
         Exercise             Shares               Contractual            Exercise                of                Exercise
          Price             Outstanding           Life (Years)             Price                Shares               Price
   --------------------    -----------------   -------------------   ------------------    ---------------------------------

    $1.00 - $1.50                    54,000            0.7                $    1.25             54,000                 $1.25
    $4.00                            50,000            2.1                $    4.00             45,833                  4.00

                           -----------------                         ------------------    ---------------------------------

                                    104,000                               $    2.56             99,833                 $2.51
                           =================                         ==================    =================================


The fair value of each warrant granted during 2005 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 175%, (iii) weighted average risk free interest rate of 3.9% and (iv) average expected life of 3 years.

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 8 - INCOME TAXES

Prior to October 12, 2004, the Company elected to be taxed as a partnership. All income and losses were passed through to the members and the members report these on their individual income tax returns. There was no significant entity level income tax for the Company for Federal and State purposes up to such date.

At December 31, 2005, the Company had approximately $7,074,000 of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income; federal and state net operating loss carryforwards expire through 2025. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2005, the effect of such limitation, if imposed, has not been determined.

Deferred tax assets consist primarily of the tax effect of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability. The valuation allowance increased approximately $1,989,000 and $676,000 during the years ended December 31, 2005 and 2004, respectively.

Deferred tax assets consist of the following at December 31, 2005:


         Deferred tax assets:
            Net operating loss carryforwards               $        2,665,000
            Less valuation allowance                               (2,665,000)
                                                            -----------------

                                                           $                -
                                                            =================

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31, 2005 and for the period from October 14, 2004 through December 31, 2004:

                                                             2005        2004
                                                          ----------  ----------

         Computed benefit at federal statutory rate          (34)%       (34)%
         State income tax benefit, net of federal effect      (6)%        (5)%
         Increase in valuation allowance                      38%         39%
         Other                                                 2%          -
                                                          ----------  ----------

                                                               -           -
                                                          ==========  ==========

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

During 2004, the Company entered into employment agreements with two officers. Effective November 28, 2005, the Company terminated the employment agreement with the CEO, pursuant to the termination provisions within the contract. The remaining employment with the CFO is in through September 2006 and continues in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contract. Future annual minimum payments under this employment agreement approximate $144,000, with potential annual increases, as defined. In connection with these employment agreements, the Company issued options in 2004 to purchase an aggregate of 1,000,000 shares of common stock (see Note 7).

Consulting Agreements

In October 2004, the Company entered into consulting agreements with three stockholders. Such agreements were in effect through June 2005 and provided for aggregate monthly consulting fees of $36,000. In connection with the consulting agreements, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock (see Note 7).

                            Y-TEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2005 and 2004


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------

Operating Leases

The Company leases its facilities under cancelable operating lease agreements. The leases expire on various dates through July 2006 and provide for aggregate monthly rents of approximately $700. Rental expense for the years ended December 31, 2005 and 2004 was approximately $127,000 and $265,000, respectively.


NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------------

Subsequent to December 31, 2005, the Company issued 92,600 shares of its common stock for proceeds of $20,655.

Subsequent to December 31, 2005, the Company issued 1,200 shares of its common stock to a consultant for services provided. The shares were valued at $600 (based on the fair value of the common stock at the measurement date) and expensed during the quarter ended March 31, 2006.