Form 10QSB
period 2006-03-31
Y-TEL INTERNATIONAL INC
filed 2006-05-31
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006


   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-33327


                            Y-TEL INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


                  DELAWARE                               13-4151225
       ------------------------------           -----------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
           Identification Number)               incorporation of organization)


                      806 O'Neal Lane Baton Rouge, LA 70816
                      -------------------------------------
                     (Address of principal executive office)

                                 (225) 273-1100
                            -------------------------
                           (Issuer's telephone number)

                           1100 NW 163 Drive, Suite B2
                                 Miami, FL 33169
                                (former address)


Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such
filing requirements for the past ninety (90) days.            Yes (X)   No ( )


Indicate by a check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act)                            Yes ( )   No (X)

As of May 22, 2006, there were 18,799,791 shares of Common Stock outstanding.

Transitional small business format (check one)                Yes (  )  No (X)

                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

   PART I             FINANCIAL INFORMATION

      Item 1          Financial Statements                                  1

      Item 2          Management's Discussion and Analysis or Plan
                      of Operation                                         11

      Item 3          Controls and Procedures                              14


   PART II            OTHER INFORMATION

      Item 1          Legal Proceedings                                    15

      Item 2          Unregistered Sales of Equity Securities and
                      Use of Proceeds                                      15

      Item 3          Defaults upon Senior  Securities                     15

      Item 4          Submission of Matters to a Vote of Security Holders  15

      Item 5          Other Information                                    15

      Item 6          Exhibits                                             15


   SIGNATURES                                                              16

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                  March 31, 2006

--------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash                                                          $     4,118
      Accounts receivable                                                22,295
      Prepaid expenses                                                   26,607
      Note receivable                                                    24,000
                                                                    -----------
           Total current assets                                          77,020

Property and equipment, net                                             149,860
                                                                    -----------

                                                                    $   226,880
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                              $   952,191
      Accrued expenses                                                  210,671
                                                                    -----------

           Total current liabilities                                  1,162,862
                                                                    -----------


Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $0.0001 par value,
         5,000,000 shares authorized;
         no shares issued and outstanding                                  --
      Common stock, $0.0001 par value,
         50,000,000 shares authorized;
         17,149,791 shares issued and outstanding                         1,715
      Additional paid in capital                                      8,469,913
      Accumulated deficit                                            (9,407,610)
                                                                    -----------

         Total stockholders' deficit                                   (935,982)
                                                                    -----------

                                                                    $   226,880
                                                                    ===========


--------------------------------------------------------------------------------
          See accompanying notes to condensed consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

                                                         2006            2005
                                                   ------------    ------------
Net sales                                          $     88,965    $    254,038

Cost of sales                                            83,675          66,093
                                                   ------------    ------------

Gross profit                                              5,290         187,945

Operating expenses:
   Satellite, bandwidth and other
       telecommunications expenses                       24,851          25,642
   Contract labor                                         5,289          75,585
   Salaries and related expenses                         45,092          90,604
   Noncash compensation                                  32,411       1,137,875
   Other general and administrative expenses            137,473         278,919
                                                   ------------    ------------

     Total operating expenses                           245,116       1,608,625
                                                   ------------    ------------

Net loss                                           $   (239,826)   $ (1,420,680)
                                                   ============    ============



Basic and diluted loss per common share            $      (0.01)   $      (0.09)
                                                   ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                     17,105,132      15,833,003
                                                   ============    ============













--------------------------------------------------------------------------------
          See accompanying notes to condensed consolidated financial statements.

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

                                                           2006          2005
Cash flows from operating activities:                 -----------   -----------
      Net loss                                        $  (239,826)  $(1,420,680)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation                                      7,497        18,470
          Estimated fair value of common stock
             issued for services                              600        48,500
          Amortization of prepaid services and
             intangible assets                             17,186       447,000
          Estimated fair value of options granted
             for consulting services                         --         613,125
          Estimated fair value of warrants issued
             for services                                  14,625        29,250
          Changes in operating assets and
             liabilities:
             Accounts receivable                          (12,458)       50,289
             Prepaid expenses                                --          (3,609)
             Due from stockholders                           --           1,963
             Other assets                                    --          25,000
             Accounts payable and accrued expenses        165,368      (115,239)
                                                      -----------   -----------
      Net cash used in operating activities               (47,008)     (305,931)
                                                      -----------   -----------
Cash flows from investing activities:

      Proceeds from note receivable                        24,000          --
      Purchase of intangible assets                          --         (25,000)
      Purchases of property and equipment                    --         (22,980)
                                                      -----------   -----------
      Net cash provided by (used in) investing
         activities                                        24,000       (47,980)
                                                      -----------   -----------
Cash flows from financing activities:

      Issuance of common stock for cash                    20,655       569,681
      Payments on note payable to related party              --         (10,000)
      Proceeds from the exercise of warrants                 --           2,100
                                                      -----------   -----------

      Net cash provided by financing activities            20,655       561,781
                                                      -----------   -----------
Increase (decrease) in cash                                (2,353)      207,870

Cash at beginning of period                                 6,471        19,833
                                                      -----------   -----------
Cash at end of period                                       4,118   $   227,703
                                                      ===========   ===========
                                       3

                                       YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                     (Continued)

                              For the Three Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

                                                           2006          2005
                                                      -----------   -----------
Supplemental disclosure of cash flow information
      - Cash paid during the period for:

          Interest                                    $      --     $      --
                                                      ===========   ===========
          Income taxes                                $      --     $      --
                                                      ===========   ===========

Supplement schedule of noncash investing and financing activities:

      Forgiveness of amounts due to related parties   $      --     $   227,000
                                                      ===========   ===========
      Issuance of common stock for prepaid services   $      --     $   126,250
                                                      ===========   ===========




























--------------------------------------------------------------------------------
          See accompanying notes to condensed consolidated financial statements.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

Company Description and Nature of Operations
--------------------------------------------

Management's Representation

The management of Y-Tel International, Inc. (the "Company") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the consolidated financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005.

It is suggested these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates,

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006
NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through March 31, 2006, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Y-Tel International, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

One customer accounted for 47% and 100% of the total net sales for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, approximately 64% of accounts receivable was due from this customer.


Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


Revenue and Expense Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. The Company's revenue is currently generated from the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed.

Stock-Based Compensation

At March 31, 2006, the Company had one stock-based compensation plan (the "2001 Plan"). Prior to January 1, 2006, the Company accounted for the 2001 Plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the three months ended March 31, 2006 and 2005, as all options granted under the 2001 Plan were fully vested prior to January 1, 2005. The number of options under the 2001 Plan available for grant at March 31, 2006 was 1,000,000.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to December 31, 2005 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the statement of operations for each quarter subsequent to December 31, 2005 is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the three month periods ended March 31, 2006 and 2005, there was no excess tax benefit to the Company.

For the three months ended March 31, 2006, the Company did not recognize compensation cost as a result of the adoption of SFAS No. 123(R), as no options were granted during the three months ended March 31, 2006 and all options previously granted under the 2001 Plan were fully vested prior to January 1, 2005.

The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------
                                                            Three Months
                                                                Ended
                                                           March 31, 2005
                                                           -------------

          Net loss - as reported                           $  (1,420,680)
          Add:  Share-based employee compensation
           expense included in net loss, net
           of related tax effects - as reported                     --
          Deduct:  Share-based employee compensation
           expense determined under fair value method,
           net of related tax effects - pro forma                   --
                                                           -------------
          Net loss - pro forma                                (1,420,680)
                                                           =============
          Basic and diluted loss available to common
             stockholders per common share - as reported   $       (0.09)
                                                           =============
          Basic and diluted loss available to common
             stockholders per common share - pro forma     $       (0.09)
                                                           =============

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R and is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. There were no options granted during the three months ended March 31, 2006 and 2005.

A summary of option activity under the stock option plans and changes during the three months ended March 31, 2006 are presented below:

                                                                       March 31, 2006
                                                ---------------------------------------------------------
                                                                        Weighted-Average
                                                                 --------------------------------
                                                                               Remaining        Aggregate
                                                                 Exercise      Contractual      Intrinsic
                                                Shares           Price         Term (Years)     Value
                                                ---------------------------------------------------------
    Outstanding at December 31, 2005            2,500,000  $       0.55
    Granted                                             -             -
    Cancelled/forfeited                                 -             -
    Exercised                                           -             -
                                                --------------------------------
    Outstanding and exercisable at March        2,500,000  $       0.55        1.5              $    -
    31, 2006
                                                =========================================================

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2006 and 2005, the Company had no potentially dilutive securities that would affect loss per share.

Recent Accounting Pronouncements

In February 2006, the FASB issued a final FASB Staff Position ("FSP"), FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event" . The guidance in this FSP FAS 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of SFAS No. 123(R). As a result, a cash settlement feature that can be exercised only

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
---------------------------------------------------------
ACCOUNTING POLICIES (Continued)
-------------------------------


upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under SFAS No. 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder's election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R). We do not anticipate that this new FSP will have any material impact on our consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" . SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." Among other things, this statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We are in the process of evaluating the impact of SFAS No. 155.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at March 31, 2006:


     Equipment                                       $    169,681
     Less accumulated depreciation                        (19,821)
                                                     ------------
     Fixed assets, net                                    149,860
                                                     ============

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 3 - EQUITY
---------------

Common Stock

During the three months ended March 31, 2006 the Company issued 92,600 shares of restricted common stock for cash totaling $20,655.

On December 1, 2005, the Company entered into a stock purchase agreement with Marcatus & Partners regarding the purchase of 2,625,000 shares of common stock for $1,200,000. The stock certificates have been issued and are currently being held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at March 31, 2006. As of May 23, 2006, the Company has not received any funds.

Stock for Services

During the three months ended March 31, 2006, the Company issued 1,200 shares of restricted common stock to a consultant for services rendered. The shares were valued at $600 (based on the fair value of the common stock at the measurement date) and recorded as noncash compensation expense during the quarter ended March 31, 2006.

During the year ended December 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded the shares as prepaid services. Such amount was amortized to expense over the lives of the related agreements, of which $17,186 was expensed during the three months ended March 31, 2006.

Warrants

During the year ended December 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), has an exercise price of $4.00, vests monthly through January 2006 and expires in January 2008. Such amount is being expensed over the life of the related agreement, of which $14,625 was expensed during the quarter ended March 31, 2006.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

However, the Company is currently involved in settling the following claims:
o Y-Tel has agreed to a settlement offer of $15,000 related to the Company's failure to complete an acquisition. Such amount is included in accrued expenses in the accompanying condensed consolidated balance sheet.

o Y-Tel is currently in negotiations with the former CEO regarding final settlement of unpaid wages and claims. The Company has included approximately $50,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

Employment Agreements

The Company has employment agreements with two officers. Effective November 28, 2005, the Company terminated the employment agreement with the CEO, pursuant to the termination provisions within the contract. The remaining employment with the CFO is through September 2006 and continues in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contract. Future annual minimum payments under this employment agreement approximate $144,000, with potential annual increases, as defined.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2006

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

In May 2006, the Executive Committee of the Board of Directors authorized the issuance of 1,000,000 shares of its restricted common stock to Todd Wallace, board member, and 650,000 shares of its restricted common stock to Alan Tracey, board member, for services rendered. The shares were valued at $247,500 (based on the fair value of the common stock at the measurement date) and expensed during the quarter ended June 30, 2006.


In May 2006, the Company borrowed $50,000 from a stockholder for working capital purposes. The loan is non-interest bearing and due on demand.

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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at March 31, 2006 and therefore, an allowance for bad debts has not been recorded in the financial statements. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

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

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of any award that is ultimately expected to vest will be recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, (SFAS 123). As stock-based compensation expense recognized in the statement of operations for each quarter subsequent to December 31, 2005 is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

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

Results of Operations - Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Summary

The Company completed the relocation of its telecommunications HUB from Miami to Dallas in December 2005. Administration and all corporate functions of the Company are currently being performed in Baton Rouge, Louisiana. As a result of the delay in funding from Mercatus and Partners, the Company has curtailed its operations during the first five months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its current business plan of developing its VOIP infrastructure, products and services.

Net Sales

Net sales were $88,965 for the quarter ended March 31, 2006 compared to $254,038 for the quarter ended March 31, 2005. This represents a decrease of $165,073 or 65%. The decrease is primarily attributed to the loss of port rental charges and domestic traffic originating from Jamaica totaling $209,940 for the quarter ended March 31, 2005. However, revenue for the quarter ended March 31, 2006 also reflects a 100% increase in international traffic when compared to the same revenue incurred during the quarter ended March 31, 2005.

Cost of Sales

Cost of sales were $83,675 for the quarter ended March 31, 2006 compared to $66,093 for the quarter ended March 31, 2005. This represents an increase of $17,582 or 26.6%. The variance is attributed to the increase in international traffic and related termination expenses. It also underscores the vulnerability of the wholesale business sector and the need to focus resources on retail products.

Operating Expenses

Operating expenses were $245,116 for the quarter ended March 31, 2006 compared to $1,608,625 for the quarter ended March 31, 2005. This represents a decrease of $1,363,509 or 84.8%. Of this decrease, approximately $1,105,464 is non-cash related and is attributed to the completion of amortizing the prepaid services, whereby various consultants received stock for services in 2004 and 2005. The decrease also reflects the non cash expenses related to stock options issued to consultants during the quarter ended March 31, 2005. No such expenses were incurred during the quarter ended March 31, 2006.

Operating expenses also include Other G&A expenses of $137,473 compared to $278,919 for the quarters ended March 31, 2006 and 2005, respectively. This represents a decrease of $141,446 or 50.7% when compared to G&A expenses for 2005. Of this decrease, approximately $99,350 is attributed to the reduction in consulting fees. Additionally, the Company decreased its legal and professional fees for the quarter ended March 31, 2006 by $53,448 when compared to the expenses incurred during the quarter ended March 31, 2005.


Liquidity and Capital Resources

The Company has a net working capital deficit of $1,085,842 as of March 31, 2006. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

On December 1, 2005, the Company executed two stock purchase agreements with Mercatus & Partners, reflecting the potential sale of 2,625,000 shares of its common stock for $1,200,000. The stock certificates have been issued and are currently held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at December 31, 2005. As of May 23, 2006, the Company has not received any funds.

During the three months ended March 31, 2006, the Company issued 92,600 shares of common stock for proceeds of $20,655. In addition, the Company received proceeds of $24,000 from the collection on a note receivable.


The Company has curtailed its operations during the first five months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its current business plan of developing its VOIP infrastructure, products and services.

Going Concern

The Company's independent registered public accounting firm has stated in their report included in the Company's Form 10-KSB for the year ended December 31, 2005, that the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2005, and had an accumulated deficit of $9,167,784 at December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor there be any assurances that the Company has identified all possible risks that might arise. Current and potential investors should carefully consider all of the following risk factors before making an investment decision with respect to our stock.

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

  Our Business Depends on:
     A. The Company's ability to secure adequate funding to ensure the Company meets its financial objectives.
     B. The Company's ability to acquire strategic companies that complement the company's business model.
     C.  The Company's ability to offer competitive rates to our customers.

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

We Have a History of Losses.

We incurred consolidated net losses of $239,826 and $1,420,680 during the quarters ended March 31, 2006, and 2005, respectively. Our management believes the new business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Because Our Competition Has Greater Experience and Resources Than We Do, We May Be at a Competitive Disadvantage.

Many of our competitors have significantly greater experience and financial resources than us, which could place us at a competitive disadvantage.

Item 3 - Controls and Procedures.

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's acting Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the acting CEO and CFO concluded that as of March 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our acting CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the acting CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect that the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumption about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

                                     PART II

Item 1 - Legal Proceedings

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

Y-Tel has agreed to the settlement offer of $15,000 from creditor's council related to the Company's failure to complete the acquisition of SunGlobe. The Company did not follow through on the purchase of SunGlobe because of misrepresentations made by Seller. Such amount is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Y-Tel is currently in negotiations with the former CEO regarding final settlement of unpaid wages and claims. The Company has included approximately $50,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

For the period ended March 31, 2006, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. January 2006, the Company issued 1,200 shares of common stock to Osprey Partners in connection with consulting services;

     2. During the period ended March 31, 2006 the Company issued 92,600 shares of restricted common stock for cash totaling $20,655.

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

Item 5 - Other Information

     None.

Item 6 - Exhibits

     (a) Exhibits
                  Section 302 Certification
                        31.1     Certification of Chief Executive Officer
                        31.2     Certification of Chief Financial Officer

                  Section 906 Certification
                        32.1 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES


            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Y-Tel International, Inc.
                                 (Registrant)
         By:    /s/ John Conroy
                -------------------------------------------
                    John Conroy, acting President and CEO
       Date:    May 31, 2006