Form 10QSB
period 2006-06-30
Y-TEL INTERNATIONAL INC
filed 2006-08-21
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2006


     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-33327



                            Y-TEL INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                   13-4151225
-------------------------------               ----------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

                      806 O'Neal Lane Baton Rouge, LA 70816
                     (Address of principal executive office)

                                 (225) 273-1100
                           (Issuer's telephone number)



Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (x ) No ( )


Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( ) No (X)

As of July 31, 2006, there were 18,799,791 shares of Common Stock outstanding.

Transitional small business format (check one) Yes ( ) No (X)

--------------------------------------------------------------------------------
                            Y-TEL INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION
------       ---------------------

Item 1       Financial Statements                                             3
------       --------------------

Item 2       Management's Discussion and Analysis or Plan of Operation       17
------       ---------------------------------------------------------

Item 3       Controls and Procedures                                         23
------       -----------------------




PART II      OTHER INFORMATION
-------      -----------------

Item 1       Legal Proceedings                                               25
------       -----------------

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds     25
------       -----------------------------------------------------------

Item 3       Defaults upon Senior Securities                                 25
------       -------------------------------

Item 4       Submission of Matters to a Vote of Security Holders             25
------       ---------------------------------------------------

Item 5       Other Information                                               25
------       -----------------

Item 6       Exhibits                                                        25
------       --------

SIGNATURES                                                                   26
----------

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                   June 30, 2006
--------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash                                                         $      10,107
   Accounts receivable, net                                             5,452
   Prepaid expenses                                                    16,621
   Note receivable                                                      8,000
                                                                -------------
        Total current assets                                           40,180

Property and equipment, net                                           139,865
                                                                -------------
                                                                $     180,045
                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $     974,029
   Accrued expenses                                                   255,458
                                                                -------------
        Total current liabilities                                   1,229,487
                                                                -------------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.0001 par value,
    5,000,000  shares authorized; no
    shares  issued and outstanding                                         -
   Common stock, $0.0001 par value,
    50,000,000 shares authorized;
    18,799,791 shares issued and
    outstanding                                                        1,880
   Additional paid-in capital                                      8,700,748
   Accumulated deficit                                            (9,752,070)
                                                                ------------
    Total stockholders' deficit                                   (1,049,442)
                                                                ------------
                                                                $    180,045
                                                                ============








--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                 For The Six Months Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------
                                                       2006          2005
                                                   ------------- -------------
Net sales                                          $     91,211  $    487,765

Cost of sales                                            85,574       103,053
                                                   ------------  ------------
Gross profit                                              5,637       384,712
                                                   ------------  ------------
Operating expenses:
  Satellite, bandwidth and other
    telecommunications expenses                          24,851        52,732
  Contract labor                                          6,789       116,205
  Salaries and related expenses                          89,878       216,502
  Noncash compensation                                  263,411     2,410,789
  Impairment                                                  -       531,665
  Other general and administrative
    expenses                                            204,992       633,460
                                                   ------------  ------------
       Total operating expenses                         589,921     3,961,353
                                                   ------------  ------------
Net loss                                           $   (584,284) $ (3,576,641)
                                                   ============  ============
Basic and diluted loss per common share            $      (0.03) $      (0.22)
                                                   ============  ============
Weighted average number of common shars
  outstanding                                        17,528,193    16,147,123
                                                   ============  ============




















--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                               For The Three Months Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------
                                                        2006           2005
                                                   ------------  -------------
Net sales                                          $      2,246  $     233,727

Cost of sales                                             1,899         36,960
                                                   ------------  -------------
Gross profit                                                347        196,767
                                                   ------------  -------------
Operating expenses:

  Satellite, bandwidth and other
   telecommunications expenses                                -         27,090
  Contract labor                                          1,500         40,620
  Salaries and related expenses                          44,786        125,898
  Noncash compensation                                  231,000      1,274,289
  Impairment                                                  -        531,665
  Other general and administrative expenses              67,519        353,166
                                                   ------------  -------------
       Total operating expenses                         344,805      2,352,728
                                                   ------------  -------------
Net loss                                           $   (344,458) $  (2,155,961)
                                                   ============  =============
Basic and diluted loss per common share            $      (0.02) $       (0.13)
                                                   ============  =============
Weighted average number of common shares
  outstanding                                        17,947,593     16,475,395
                                                   ============  =============





















--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                 For The Six Months Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------
                                                        2006          2005
                                                   ------------  ------------
Cash flows from operating activities:
  Net loss                                         $   (584,284) $ (3,576,641)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       17,492        39,148
     Bad debt expense                                         -        55,000
     Estimated fair value of common stock
      issued for services                               231,600       277,976
     Loss on sale of intangible asset                         -       222,000
     Amortization of prepaid services and
      intangible assets                                  17,186       836,242
     Impairment loss on prepaid services                      -       150,000
     Impairment loss on property and equipment                -       159,665
     Estimated fair value of options granted for
      consulting services                                     -     1,226,250
     Estimated fair value of warrants issued for
      services                                           14,625        73,125
     Changes in operating assets and liabilities:
        Accounts receivable                               4,385        35,340
        Prepaid expenses                                  9,986        (8,143)
        Due from stockholders                                 -         1,963
        Other assets                                          -         9,000
        Accounts payable and accrued expenses           231,991       (41,619)
                                                   ------------  ------------
  Net cash used in operating activities                 (57,019)     (540,694)
                                                   ------------  ------------
Cash flows from investing activities:
     Purchase of intangible assets                            -       (25,000)
     Purchases of fixed assets                                -       (87,743)
     Proceeds from note receivable                       40,000             -
                                                   ------------  ------------
     Net cash provided by (used in) investing
      activities                                         40,000      (112,743)
                                                   ------------  ------------
Cash flows from financing activities:
     Issuance of common stock for cash                   20,655       707,590
     Payments on note payable to related party                -       (17,500)
     Proceeds from the exercise of warrants                   -         2,100
     Proceeds from the issuance of convertible debt           -        70,000
                                                   ------------  ------------
     Net cash provided by financing activities           20,655       762,190
                                                   ------------  ------------
Increase in cash                                          3,636       108,753



--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                                      Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     (UNAUDITED)

                                 For The Six Months Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------
                                                        2006          2005
                                                   ------------  ------------
Cash at beginning of period                               6,471        19,833
                                                   ------------  ------------
Cash at end of period                              $     10,107      $128,586
                                                   ============  ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for:
            Interest                               $          -  $          -
                                                   ============  ============
            Income taxes                           $          -  $          -
                                                   ============  ============
Supplement schedule of noncash investing and
 financing activities:
     Forgiveness of amounts due to related parties $          -  $    227,000
                                                   ============  ============
     Issuance of common stock for prepaid services $          -  $    126,250
                                                   ============  ============
     Write off of intangible related to
      termination of intangible asset agreement    $          -  $    349,696
                                                   ============  ============
     Receivable in connection with the termination
      of intangible asset agreement                $          -  $     55,000
                                                   ============  ============
























--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
Company Description and Nature of Operations

The management of Y-Tel International, Inc. (the "Company") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the consolidated financial position as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005.

It is suggested these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"). The interim results are not necessarily indicative of the results for a full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through June 30, 2006, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

The Company has curtailed its operations during 2006 in order to conserve its limited cash. The Company requires additional funding to implement its business plan. The Company will continue to seek working capital through the public markets and will seek profitable operating entities (see Note 6) which to acquire through the issuance of the Company's common stock. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

One customer accounted for 87% and 94% of the total net sales for the three months ended June 30, 2006 and 2005, respectively. One customer accounted for 10% and 93% of the total net sales for the six months ended June 30, 2006 and 2005, respectively.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
Revenue and Expense Recognition

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

Stock-Based Compensation

At June 30, 2006, the Company had one stock-based compensation plan. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the six months ended June 30, 2006 and 2005, as all options granted under the plan were fully vested prior to January 1, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the six month period ended June 30, 2006, there was no potential of an excess tax benefit to the Company.

For the three and six months ended June 30, 2006, the Company did not recognize compensation cost as a result of the adoption of SFAS No. 123(R).

The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

                                                    Six Months   Three Months
                                                       Ended         Ended
                                                   June 30, 2005 June 30, 2005
                                                   ------------- -------------
Net loss - as reported                             $ (3,576,641) $ (2,155,961)
Add: share-based employee compensation
      expense included in net loss, net
      of related tax effects - as reported                    -             -
Deduct: share-based employee compensation
      expense under fair value method, net
      of related tax effects - pro forma                      -             -
                                                   ------------  ------------
Net loss pro forma                                 $ (3,576,641) $ (2,155,961)
                                                   ============  ============
Basic and diluted loss available to common
  stockholders per common share - as reported      $      (0.22) $      (0.13)
                                                   ============  ============
Basic and diluted loss available to common
  stockholders per common share - pro forma        $      (0.22) $      (0.13)
                                                   ============  ============

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
Share Option Plans

The Company has in effect one share-based plan under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. The Company issues new shares to satisfy stock option exercises under our share-based plan.

The number of options under the 2001 Plan available for grant at June 30, 2006 was 1,000,000.

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R and is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. There were no options granted during the three and six months ended June 30, 2006 and 2005.

A summary of option activity under the stock option plans and changes during the six months ended June 30, 2006 are presented below:

                                                      June 30, 2006
                                        ----------------------------------------
                                                     Weighted-Average
                                             --------------------------------
                                                           Remaining   Aggregate
                                                  Exercise Contractual Intrinsic
                                         Shares   Price    Term (Years)Value
                                        ----------------------------------------
   Outstanding at December 31, 2005     2,500,000 $0.55
   Granted                                      -     -
   Cancelled/forfeited                          -     -
   Exercised                                    -
                                        ---------------
   Outstanding at June 30, 2006         2,500,000 $0.55        1.2     $      -
                                        =======================================
   Options exercisable at June 30, 2006 2,500,000 $0.55        1.2     $      -
                                        =======================================

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
Issuance of Stock for Non-Cash Consideration

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2006 and 2005, the Company had no potentially dilutive securities that would affect loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts in the condensed consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------
POLICIES (Continued)
--------------------
Recently Issued Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including it Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commissions did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following at June 30, 2006:


Equipment                                            $       169,681
Less accumulated depreciation                                (29,816)
                                                     ---------------
Fixed assets, net                                    $       139,865
                                                     ===============

NOTE 3 - EQUITY
---------------
Common Stock
------------
During the three months ended March 31, 2006 the Company issued 92,600 shares of restricted common stock for cash totaling $20,655.

On December 1, 2005 the Company entered into a stock purchase agreement with Mercatus & Partners regarding the purchase of 2,625,000 shares of common stock for $1,200,000. The stock certificates have been issued and are currently being held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at June 30, 2006. As of August 15, 2006, the Company has not received any funds.

Stock for Services
------------------
During the three months ended March 31, 2006, the Company issued 1,200 shares of restricted common stock to a consultant for services rendered. The shares were valued at $600 (based on the fair value of the common stock at the measurement date) and recorded as noncash compensation expense during the quarter ended March 31, 2006.

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

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 3 - EQUITY (Continued)
---------------------------
During the three months ended June 30, 2006, the Company issued 1,650,000 shares of restricted common stock to two of its board members for services provided and to fulfill obligations made by previous management. The shares were valued at $231,000 (based on the fair value of the common stock at the measurement date and expensed during the quarter ended June 30, 2006).

Warrants
--------
During the year ended December 31, 2005, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), has an exercise price of $4.00, vests monthly through January 2006 and expires in January 2008. Such amount is being expensed over the life of the related agreement, of which $14,625 was expensed during the quarter ended March 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bears interest at 9.75% and is due on demand. The Company has included the balance of the advance and the related accrued interest of approximately $800 in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Indemnities and Guarantees
--------------------------
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Florida and Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

Litigation
----------
From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not

                            Y-TEL INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2006

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------------------
currently involved in any such matters which management believes could have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

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

Employment Agreements
---------------------
During 2004, the Company entered into employment agreements with two officers. Effective November 28, 2005, the Company terminated the employment agreement with the CEO, pursuant to the termination provisions within the contract. The remaining employment with the CFO is through September 2006 and continues in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contract. Future annual minimum payments under this employment agreement approximate $144,000, with potential annual increases, as defined. In connection with these employment agreements, the Company issued options in 2004 to purchase an aggregate of 1,000,000 shares of common stock.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------
On July 17, 2006, the Company entered into an Agreement and Plan of Merger (the "Proposed Merger Agreement") for the acquisition of Sunrise Broadband Group, Inc. ("Sunrise"), a company in the Internet Protocol based cable TV, wireless, hi-speed, Voice over Internet Protocol Internet solutions industry. The acquisition is dependant on various closing conditions, including but not limited to, approval by the Company's shareholders and the effectiveness of Form S-4 to be filed with the SEC. Under the Proposed Merger Agreement, the Company will issue approximately 148,614,000 shares of its common stock and warrants to purchase 3,003,700 shares. The exercise prices, vesting periods and expiration terms of the warrants have not been established. The terms of the Proposed Merger Agreement were determined by arms-length negotiations and have been approved by the Boards of Directors of Sunrise and the Company. The transaction was not closed as of August 15, 2006.

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

Allowance for Doubtful Accounts

Management believes all customer receivables are fully collectible at June 30, 2006 and therefore, an allowance for bad debts has not been recorded in the financial statements. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of any award that is ultimately expected to vest will be recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, ("SFAS 123"). As stock-based compensation expense recognized in the statement of operations for each quarter subsequent to December 31, 2005 is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. For the six months ended June 30, 2006, the Company did not recognize any compensation expense as a result of the adoption on SFAS 123(R).

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

Results of Operations - Period June 30, 2006 Compared to Period Ended June 30, 2005

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

Net Sales

Net sales were $91,211 for the period ended June 30, 2006 compared to $487,765 for the period ended June 30, 2005. This represents a decrease of $396,554 or 81.3%. The decrease is primarily attributed to the loss of port rental charges and domestic traffic originating from Jamaica totaling $475,127 for the period ended June 30, 2006. However, revenue for the period ended June 30, 2006 also reflects a 725.9% increase in international traffic when compared to the same revenue incurred during the period ended June 30, 2005.

Net sales were $2,246 and $233,727 for the quarters ended June 30, 2006 and 2005, respectively; resulting in a 99% decrease in revenue when compared to the same period of time for the previous year. The incremental decrease in revenue is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

Cost of Sales

Cost of sales were $85,574 for the six month period ended June 30, 2006 compared to $103,053 for the six month period ended June 30, 2005. This represents a decrease of $17,479 or 17%. The variance is attributed to the increase in international traffic and related termination expenses. It also underscores the vulnerability of the wholesale business sector and the need to focus resources on retail products.

Cost of sales were $1,899 and $36,960 for the quarters ended June 30, 2006 and 2005, respectively; resulting in a 94.9% decrease in cost of sales when compared to the same period of time for the previous year. The decrease in cost of sales is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

Operating Expenses

Operating expenses were $589,921 for the six month period ended June 30, 2006 compared to $3,961,353 for the six month period ended June 30, 2005. This represents a decrease of $3,371,432 or 85.1%. Of this decrease, approximately $819,056 is non-cash related and is attributed to the completion of amortizing the prepaid services and intangible asset, prepaid services consisted of consultants that received stock for services in 2004 and 2005. The decrease also reflects a decrease of $1,284,750 of non cash expenses related to stock options and warrants issued to consultants during the period ended June 30, 2005. Additionally, the decrease reflects the non cash expenses related to impairment losses and the loss of the sale of intangibles of $531,665 incurred during the period ended June 30, 2005. No such expenses were incurred during the period ended June 30, 2006.

Operating expenses also include Other G&A expenses of $204,992 compared to $633,460 for the period ended June 30, 2006 and 2005, respectively. This represents a decrease of $428,468 or 68% when compared to Other G&A expenses for 2005. Of this decrease, approximately $212,112 is attributed to the reduction in consulting fees. Additionally, the Company decreased its legal and professional fees for the period ended June 30, 2006 by $46,881 when compared to the expenses incurred during the period ended June 30, 2005. The Company also decreased rent and travel expenses by $41,757 and $41,760 respectively, when compared to the rent and travel expenses incurred during the period ended June 30, 2005.

Operating expenses were $344,805 for the quarter ended June 30, 2006 compared to $2,352,728 for the quarter ended June 30, 2005. This represents a decrease of $2,007,923 or 85.3%. Of this decrease, approximately $1,043,289 is non-cash related and is attributed to the completion of amortizing the prepaid services and expenses related to shares of common stock and stock options issued to consultants during the quarter ended June 30, 2005. No such expenses were incurred during the quarter ended June 30, 2006. Additionally, the decrease reflects the non cash expenses related to impairment losses of $531,665 incurred during the quarter ended June 30, 2005. No such expenses were incurred during the quarter ended June 30, 2006.

Operating expenses also include Other G&A expenses of $67,519 compared to $353,166 for the quarter ended June 30, 2006 and 2005, respectively. This represents a decrease of $285,647 or 80.9% when compared to G&A expenses for 2005. Of this decrease, approximately $112,762 is attributed to the reduction in consulting fees. Additionally, the Company decreased expenses related to rent, travel and utilities by $83,174 during the quarter ended June 30, 2006 when compared to the same expenses during the quarter ended June 30, 2005. The cost savings is directly related to management's decision to scale back operations until sufficient funding has been achieved to fully execute the Company's new business model.

Liquidity and Capital Resources

The Company has a net working capital deficit of $1,179,663 as of June 30, 2006. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

On December 1, 2005, the Company executed two stock purchase agreements with

Mercatus & Partners, reflecting the potential sale of 2,625,000 shares of its common stock for $1,200,000. The stock certificates have been issued and are currently held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at December 31, 2005. As of July 31, 2006, the Company has not received any funds.

During the six month period ended June 30, 2006, the Company issued 92,600 shares of common stock for proceeds of $20,655. In addition, the Company received proceeds of $40,000 from the collection on a note receivable.

The Company has curtailed its operations during the first seven months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its business plan of developing its VOIP and Wifi infrastructure, products and services.

On July 17, 2006, the Company entered into an Agreement and Plan of Merger (the "Proposed Merger Agreement") for the acquisition of Sunrise Broadband Group, Inc. ("Sunrise"), a company in the Internet Protocol based cable TV, wireless, hi-speed, Voice over Internet Protocol Internet solutions industry. The acquisition is dependant on various closing conditions, including but not limited to, approval by the Company's shareholders and the effectiveness of Form S-4 to be filed with the Securities and Exchange Commission. Under the Proposed Merger Agreement, the Company will issue approximately 148,614,000 shares of its common stock and warrants to purchase 3,003,700. The exercises prices, vesting periods and expiration terms of the warrants have not been established. The terms of the Proposed Merger Agreement were determined by arms-length negotiations and have been approved by the Boards of Directors of Sunrise and the Company.

One of the key elements of the merger is the existing funding agreement between Sunrise Broadband Group and Dutches Private Equities Fund ("Dutches"), whereby, Dutches has committed to purchase up to $25 million dollars in equity over the next two-year period. The sale of stock to Dutches is at management's discretion and will be based on the company's cash flow needs for acquisitions and operations.

Management continues to seek other forms of funding to ensure the company's cash flow needs are met.

Going Concern

The Company's independent registered public accounting firm has stated in their report included in the Company's Form 10-KSB for the year ended December 31, 2005 that the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2005, and had an accumulated deficit of $9,167,784 at December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

We Have a History of Losses.

We incurred consolidated net losses of $584,284 and $3,576,641 for the six month period ended June 30, 2006 and 2005 respectively. Management believes the new business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Because Our Competition Has Greater Experience and Resources Than We Do, We May Be at a Competitive Disadvantage.

Many of our competitors have significantly greater experience and financial resources than us, which could place us at a competitive disadvantage.

Item 3 - Controls and Procedures.

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's acting Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the acting CEO and CFO concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our acting CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

For the period ended June 30, 2006, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. May 2006, the Company issued 1,650,000 shares of restricted common stock to two of its board members for services provided and to fulfill obligations made by previous management. The shares were valued at $231,000 (based on the fair value of the common stock at the measurement date and expensed during the quarter ended June 30, 2006).

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




                            Y-Tel International, Inc.
                                  (Registrant)
            By: /s/ John Conroy
                --------------------------------
                    John Conroy, acting President and CEO

       Date:    August 21, 2006
                -------------------