Form 10QSB
period 2006-09-30
Y-TEL INTERNATIONAL INC
filed 2006-11-14
CIK 1141395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006


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

As  of  October  31,  2006,  there  were  18,799,791   shares  of  Common  Stock
outstanding.

Transitional small business format (check one)    Yes (  )          No (X)

                                            Y-TEL INTERNATIONAL, INC.
                                                   FORM 10-QSB
                                                TABLE OF CONTENTS
PART I        FINANCIAL INFORMATION                                  Page

Item 1        Financial Statements                                    F-1 - F-11
Item 2        Management's Discussion and Analysis or
               Plan of Operation                                        2
Item 3        Controls and Procedures                                   6

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                         7
Item 2        Unregistered Sales of Equity Securities and
               Use of Proceeds                                          7
Item 3        Defaults upon Senior Securities                           7
Item 4        Submission of Matters to a Vote of Security Holders       7
Item 5        Other Information                                         7
Item 6        Exhibits                                                  7

SIGNATURES                                                              8


                   Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

September 30, 2006

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
        Cash                                                                                               $ 3,037
        Accounts receivable, net                                                                             5,452
        Prepaid expenses                                                                                    19,221
                                                                                                -------------------
             Total current assets                                                                           27,710

Property and equipment, net                                                                                132,368
                                                                                                -------------------
                                                                                                         $ 160,078
                                                                                                ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                                                 $ 994,549
        Accrued expenses                                                                                   300,244
                                                                                                -------------------
             Total current liabilities                                                                   1,294,793
                                                                                                -------------------
Commitments and contingencies

Stockholders' deficit:
        Preferred stock, $0.0001 par value, 5,000,000  shares authorized;
        no shares  issued and outstanding                                                                        -
        Common stock, $0.0001 par value, 50,000,000 shares authorized;
        18,799,791 shares issued and outstanding                                                             1,880
        Additional paid-in capital                                                                       8,700,748
        Accumulated deficit                                                                             (9,837,343)
                                                                                                -------------------
        Total stockholders' deficit                                                                     (1,134,715)
                                                                                                -------------------
                                                                                                         $ 160,078
                                                                                                ===================

See accompanying notes to condensed consolidated financial statements.


                   Y-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



  --------------------------------------------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------------------------------------------
                                                 For The Three Months Ended September 30     For The Nine Months Ended September 30
                                                       2006                 2005                   2006                 2005
                                                 -----------------    -----------------      -----------------    -----------------
  Net sales                                            $ -            $ 249,738               $ 91,211            $ 737,503

  Cost of sales                                          -              100,579                 85,574              203,632
                                                 -----------------    -----------------      -----------------    -----------------
  Gross profit                                           -              149,159                  5,637              533,871
                                                 -----------------    -----------------      -----------------    -----------------
  Operating expenses:
  Satellite, bandwidth and other
   telecommunications expenses                           -               39,803                 24,851               92,535
  Contract labor                                     1,500               20,149                  8,289              136,354
  Salaries and related expenses                     44,787              163,685                134,664              380,187
  Noncash compensation                                   -              363,769                263,411            2,774,558
  Impairment                                                                                         -              531,665
  Other general and administrative expenses         38,988              250,367                243,981              883,827
                                                 -----------------    -----------------     ----------------     ----------------
          Total operating expenses                  85,275              837,773               675,196            4,799,126
                                                 -----------------    -----------------     -----------------    -----------------
  Net loss                                       $ (85,275)          $ (688,614)           $ (669,559)        $ (4,265,255)
                                                 =================    =================     =================    =================

  Basic and diluted loss per common share                -              $ (0.04)              $ (0.04)             $ (0.26)
                                                 =================    =================     =================    ================

  Weighted average number of common
   shares outstanding                           18,799,791           16,574,586            17,956,717           16,147,123
                                                 =================    =================     =================    =================


See accompanying notes to condensed consolidated financial statements.


                    YTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 2006 and 2005

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                                                                                           2006             2005
                                                                                     ----------------- ---------------
Cash flows from operating activities:
     Net loss                                                                              $ (669,559)   $ (4,265,255)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                                          24,989          61,338
        Bad debt expense                                                                            -          55,000
        Estimated fair value of common stock issued for services                              231,600         316,932
        Loss on sale of intangible asset                                                            -         222,000
        Amortization of prepaid services and intangible assets                                 17,186       1,117,180
        Impairment loss on prepaid services                                                         -         150,000
        Impairment loss on property and equipment                                                   -         159,665
        Estimated fair value of options granted for consulting services                             -       1,226,250
        Estimated fair value of warrants issued for services                                   14,625         117,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                                 4,385          36,880
            Prepaid expenses                                                                    7,386           7,447
            Due from stockholders                                                                   -           1,963
            Other assets                                                                            -          27,100
            Accounts payable and accrued expenses                                             247,299          30,763
                                                                                     ----------------- ---------------
     Net cash used in operating activities                                                   (122,089)       (735,737)
                                                                                     ----------------- ---------------
Cash flows from investing activities:
     Purchase of intangible assets                                                                  -         (25,000)
     Purchases of fixed assets                                                                      -         (90,834)
     Collection of note receivable                                                             48,000               -
                                                                                     ----------------- ---------------
     Net cash provided by (used in) investing activities                                       48,000        (115,834)
                                                                                     ----------------- ---------------
Cash flows from financing activities:
     Issuance of common stock for cash                                                         20,655         803,719
     Proceeds from note payable to related party                                               50,000               -
     Payments on note payable to related party                                                      -         (17,500)
     Proceeds from the exercise of warrants                                                         -           2,100
     Proceeds from the issuance of convertible debt                                                 -          70,000
                                                                                     ----------------- ---------------
     Net cash provided by financing activities                                                 70,655         858,319
                                                                                     ----------------- ---------------
Decrease/Increase in cash                                                                      (3,434)          6,748

Cash at beginning of period                                                                     6,471          19,833
                                                                                     ----------------- ---------------
Cash at end of period                                                                         $ 3,037        $ 26,581
                                                                                     ================= ===============
Supplemental  disclosure of cash flow  information - Cash paid during the period for:
        Interest                                                                                  $ -             $ -
                                                                                     ================= ===============
        Income taxes                                                                              $ -             $ -
                                                                                     ================= ===============

Supplement schedule of noncash investing and financing activities:
     Forgiveness of amounts due to related parties                                                $ -       $ 227,000
                                                                                     ================= ===============
     Issuance of common stock for prepaid services                                                $ -       $ 126,250
                                                                                     ================= ===============
     Write off of intangible related to termination of intangible asset agreement                 $ -       $ 404,696
                                                                                     ================= ===============
     Receivable in connection with the termination of intangible asset agreement                  $ -        $ 55,000
                                                                                     ================= ===============

See accompanying notes to condensed consolidated financial statements.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                           September 30, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

The management of Y-Tel International, Inc. (the "Company") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the consolidated financial position as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005.

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


Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses and had negative cash flows from operations through September 30, 2006, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern.

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

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Customer Concentrations

One customer accounted for 94% of the total net sales for the three months ended September 30, 2005. There were no sales for the three months ended September 30, 2006. One customer accounted for 10% and 93% of the total net sales for the nine months ended September 30, 2006 and 2005, respectively.

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

Stock-Based Compensation

At September 30, 2006, the Company had one stock-based compensation plan. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the nine months ended September 30, 2006 and 2005, as all options granted under the plan were fully vested prior to January 1, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the nine month period ended September 30, 2006, there was no excess tax benefit to the Company.

For the three and nine months ended September 30, 2006, the Company did not recognize compensation cost as a result of the adoption of SFAS No. 123(R).

The following table illustrates the effect on net loss and net loss per share for the nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:




                                                                     Nine Months  Three Months
                                                                       Ended        Ended
                                                                   September 30,  September 30,
                                                                        2005         2005
                                                             -------------------  ---------------

Net loss - as reported                                        $     (4,265,255)   $(6,881,614)
Add:  Share-based employee compensation
 expense included in net loss, net
 of related tax effects - as reported                                       --             --
Deduct:  Share-based employee compensation
 expense determined under fair value method,
 net of related tax effects - pro forma                                     --             --
                                                             -------------------  ---------------

Net loss - pro forma                                          $     (4,265,255)   $(688,614)
                                                             ===================  ===============

Basic and diluted loss available to common
   stockholders per common share - as reported                $          (0.26)   $(0.04)
                                                             ===================  ===============

Basic and diluted loss available to common
   stockholders per common share - pro forma                  $          (0.26)   $(0.04)
                                                             ===================  ===============

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

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

The number of options under the 2001 Plan available for grant at September 30, 2006 was 1,000,000.

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R and is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. There were no options granted during the three and nine months ended September 30, 2006 and 2005.

A summary of option activity under the stock option plans and changes during the nine months ended September 30, 2006 are presented below:


                                                                                   September 30, 2006
                                                              ---------------------------------------------------------------
                                                                                      Weighted-Average
                                                                               --------------------------------
                                                                                             Remaining        Aggregate
                                                                               Exercise      Contractual      Intrinsic
                                                              Shares           Price         Term (Years)     Value
                                                              ---------------------------------------------------------------
                  Outstanding at December 31, 2005                   2,500,000  $       0.55
                  Granted                                                    -             -
                  Cancelled/forfeited                                        -             -
                  Exercised                                                  -
                                                              --------------------------------
                  Outstanding at September 30, 2006                  2,500,000  $       0.55        1.0        $          -
                                                              ===============================================================
                  Options exercisable at September 30, 2006          2,500,000  $       0.55        1.0        $          -
                                                              ===============================================================


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

 Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2006 and 2005, the Company had no potentially

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

dilutive securities that would affect loss per share.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2006:



Equipment                                             $     169,681
                                                        ------------
                                                            169,681

Less accumulated depreciation                             (  37,313)
                                                        ------------
Fixed assets, net                                       $   132,368
                                                        ============



NOTE 3 - EQUITY

Common Stock

During the three months ended March 31, 2006 the Company issued 92,600 shares of restricted common stock for cash totaling $20,655.

On December 1, 2005 the Company entered into a stock purchase agreement with Marcatus & Partners regarding the purchase of 2,625,000 shares of common stock for $1,200,000. The stock certificates have been issued and are currently being held in escrow until receipt of funds. As the shares are in escrow, the Company has not recorded the shares as issued and outstanding at September 30, 2006. As of October 16, 2006, the Company terminated the respective agreement with Mercatus and Partners as a result of breach of contract and misleading the Company as to their ability to fund the agreement. The stock certificates have been returned to the escrow agent for cancellation.

Stock for Services

During the three months ended March 31, 2006, the Company issued 1,200 shares of restricted common stock to a consultant for services rendered. The shares were valued at $600 (based on the fair value of the common stock at the measurement date) and recorded as noncash compensation expense during the quarter ended March 31, 2006.

During the year ended December 31, 2005, the Company issued 62,500 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 62,500 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded the shares as prepaid services. Such amount was amortized to expense over the lives of the related agreements, of which $17,186 was expensed during the three months ended March 31, 2006. The amount has been fully amortized.

During the three months ended June 30, 2006, the Company issued 1,650,000 shares of restricted common stock to two of its board members for services provided and to fulfill obligations made by previous management. The shares were valued at $231,000 (based on the fair value of the common stock at the measurement date) and expensed during the quarter ended June 30, 2006. The amount has been fully amortized.

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

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bears interest at 9.75% and is due on demand. The Company has included the balance of the advance and the related accrued interest of approximately $800 in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Florida and Delaware. In connection with its facility lease, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

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

o Y-Tel is currently in negotiations with previous legal counsel regarding unpaid fees totaling $35,500. Such amount is included in accounts payable in the accompanying condensed consolidated balance sheet.

o Y-Tel is currently in negotiations with NAP of America regarding unpaid lease expenses totaling $5,778. Such amount is included in accounts payable in the accompanying condensed consolidated balance sheet.

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


NOTE 6 - SUBSEQUENT EVENTS

On October 17, 2006, the Company agreed to acquire Sunrise Television Network, Inc., ("STN") from Sunrise Broadband Group, Inc., by merging STN with a wholly-owned subsidiary of the Company called Sunrise Acquisitions, Inc. The transaction included Sunrise Broadband of Colorado, Inc., ("SB of C", a wholly-owned subsidiary of STN) holder of a cable network license. The Company will account for the acquisition as an asset purchase.

                            Y-TEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

NOTE 6 - SUBSEQUENT EVENTS (continued) The Company agreed to issue two series of preferred stock to Sunrise shareholders, one for preferred shareholders of Sunrise, Series A (2,550,000 shares) convertible to a minimum of 12,600,001 shares and a maximum of 31,500,003 shares of common stock under certain terms and one for common shareholders of Sunrise (1,800,000 shares), Series B, which is convertible to a minimum of 12,000,000 shares and a maximum of 30,000,000 shares of common stock and which will be restricted and held in trust for Sunrise common shareholders subject to a registration statement registering the underlying common conversion shares.


The dividend (in trust) to Sunrise common shareholders will be based upon the Sunrise shareholders of record on October 30, 2006. After registration, the Series B Preferred shares will be converted to common shares of the Company in four equal quarterly distributions, to shareholders of Sunrise Broadband as of October 30, 2006.

The closing of the transaction is subject to delivery of audits for STN and its subsidiary SB of C, by December 31, 2006, which may take up to 60 days.

As of October 23, 2006, as agreed upon in the STN transaction, the Company's Chairman, acting CEO/CFO John T. Conroy has stepped down from his previous position to accept his newly appointed position as Executive Vice President of Strategic Development and remains a Director. Calvin D. Smiley, Sr. was appointed the Company's Chairman, CEO and President, Daniel M. Smith was appointed Executive Vice President, CFO and Director, while Steve Lipman's resignation as a director was accepted by the board.

The board also agreed to issue Series C Preferred shares authorized and issued in the amount of 650,000 shares in satisfaction of for one of its former officers for services accrued as acting CEO/Chairman, and CFO for the Company. In addition the board of directors accepted the cancellation of $200,000 in unpaid wages and benefits payable to the CFO. Such amount is reflected in the accrued expenses on the accompanying condensed consolidated balance sheet.

On October 17, 2006 the Company retained OTC Financial Network, a division of National Financial Communications Corporation (NFC), for a comprehensive investor relations campaign. This one year agreement includes a $5,000 monthly retainer fee ($60k annually) and on the signing of the agreement 1,000,000 warrants at an exercise price of $0.20 per share, on the one year anniversary of this agreement an additional 1,000,000 warrants with an exercise price of market price plus 10% and on the second year anniversary 1,000,000 warrants with an exercise price of market price plus 10%. All warrants offered are for a three year period commencing from the termination date of this agreement.

On October 13, 2006, the Company cancelled its previously announced SICAV Securities Purchase Agreement with Mercatus and Partners, LP, ("Mercatus") dated December 6, 2005. The cancellation of the agreement was due to non-performance by Mercatus.

On October 27, 2006, a consultant agreed to convert $118,230 of unpaid consulting fees into 5,911,500 shares of restricted common stock. Additionally, the consultant was granted the option to purchase up to 200,000 warrants at $0.04 per share over the next twelve month period.

On October 27, 2006, an employee agreed to convert unpaid loans totaling $50,000 into 2,500,000 shares of restricted common stock. Additionally, the employee was granted the option to purchase up to 200,000 warrants at $.04 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------
The following discussion of our financial condition and results of operations should be read in connection with our financial statements and notes thereto appearing elsewhere herein.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management believes all customer receivables are fully collectible at September 30, 2006 and therefore, an allowance for bad debts has not been recorded in the financial statements. As the Company expands, management will continue monitoring financial indicators and cash flow patterns and will establish an allowance should the need arise.

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

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of any award that is ultimately expected to vest will be recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, ("SFAS 123"). As stock-based compensation expense recognized in the statement of operations for each quarter subsequent to December 31, 2005 is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. For the nine months ended September 30, 2006, the Company did not recognize any compensation expense as a result of the adoption on SFAS 123(R).

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

RESULTS OF OPERATIONS - NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

SUMMARY

The Company completed the relocation of its telecommunications HUB from Miami to Dallas in December 2005. Administration and all corporate functions of the Company are currently being performed in Baton Rouge, Louisiana. As a result of the delay in funding from Mercatus and Partners, the Company has curtailed its operations during the first eight months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its current business plan of developing its VOIP infrastructure, products and services.

NET SALES

Net sales were $91,211 for the nine months ended September 30, 2006 compared to $737,503 for the nine months ended September 30, 2005. This represents a decrease of $646,292 or 87.6%. The decrease in revenue is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

Net sales were $0 and $249,738 for the three months ended September 30, 2006 and 2005, respectively; resulting in a 100% decrease in revenue when compared to the same period for the previous year. The decrease in revenue is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

COST OF SALES

Cost of sales were $85,574 for the nine months ended September 30, 2006 compared to $203,632 for the nine months ended September 30, 2005. This represents a decrease of $118,050 or 57.9%. The decrease in cost of sales is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

Cost of sales were $0 and $100,579 for the three months ended September 30, 2006 and 2005, respectively; resulting in a 100% decrease in cost of sales when compared to the same period of time for the previous year. The decrease in cost of sales is directly attributed to management's decision to suspend operations until adequate funding has been secured to fully execute the Company's new business model.

OPERATING EXPENSES

Operating expenses were $675,196 for the nine months ended September 30, 2006 compared to $4,799,126 for the nine months ended September 30, 2005. This represents a decrease of $4,123,930 or 85.9%. Of this decrease, approximately $1,099,991 is non-cash related and is attributed to the completion of amortizing the prepaid services and intangible asset. Prepaid services consisted of consultants that received stock for services in 2004 and 2005. The decrease also reflects a decrease of $1,434,609 of non cash expenses related to stock options and warrants issued to consultants during the period ended September 30, 2005. Additionally, the decrease reflects the non cash expenses related to impairment losses and the loss on the sale of intangibles of $531,665 incurred during the period ended September 30, 2005. No such expenses were incurred during the period ended September 30, 2006.

Operating expenses also include other general and administrative expenses of $243,981 compared to $883,827 for the nine month period ended September 30, 2006 and 2005, respectively. This represents a decrease of $639,846 or 72.4% when compared to other general and administrative expenses for 2005. Of this decrease, approximately $216,926 is attributed to the reduction in consulting fees. Additionally, the Company decreased its legal and professional fees for the period ended September 30, 2006 by $90,864 when compared to the expenses incurred during the period ended September 30, 2005. The Company also decreased rent and travel expenses by $40,257 and $41,760 respectively, when compared to the rent and travel expenses incurred during the period ended September 30, 2005.

Operating expenses were $85,275 for the three months ended September 30, 2006 compared to $837,773 for the three months ended September 30, 2005. This represents a decrease of $752,498 or 90%. Of this decrease, approximately $363,769 is non-cash related and is attributed to the completion of amortizing the prepaid services and expenses related to shares of common stock and stock options issued to consultants during the quarter ended September 30, 2005. No such expenses were incurred during the three months ended September 30, 2006. Additionally, the Company decreased its legal and professional fees for the quarter ended September 30, 2006 by $43,981 when compared to the expenses incurred during the quarter ended September 30, 2005.

Operating expenses also include other general and administrative expenses of $38,988 compared to $250,367 for the three months ended September 30, 2006 and 2005, respectively. This represents a decrease of $211,378 or 84.4% when compared to general and administrative expenses for 2005. Of this decrease, approximately $112,762 is attributed to the reduction in consulting fees.
Additionally, the Company decreased expenses related to rent, travel and utilities by $49,744 during the quarter ended September 30, 2006 when compared to the same expenses during the quarter ended September 30, 2005. The cost savings is directly related to management's decision to scale back operations until sufficient funding has been achieved to fully execute the Company's new business model.

LIQUIDITY AND CAPITAL RESOURCES

For the Nine Month Period Ended September 30, 2006

The Company incurred a net loss of ($699,559) or $(.04) per share as compared to the same period in 2005 when the Company had a loss of ($4,265,255) or ($.26) per shares. Management expects that the trend of losses will continue until consistently profitable business revenues can be achieved, of which there is no assurance.

For the quarter ended September 30, 2006, the Company incurred a loss of ($85,275) or nominal loss per share, compared to a loss of ($688, 614) or a loss of ($.04) per share in the share period in 2005.

The Company has a net working capital deficit of $1,267,083 as of September 30, 2006. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets and the merger described below. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

On December 1, 2005, the Company executed two stock purchase agreements with Mercatus & Partners, reflecting the potential sale of 2,625,000 shares of its common stock for $1,200,000. The stock certificates were issued and are currently held in escrow until receipt of funds. As the shares were in escrow, the Company has not recorded the shares as issued and outstanding at December 31, 2005. As of October 13, 2006, the Company terminated the agreement with Mercatus and Partners as a result of non-performance by Mercatus, and cancelled the shares.

During the nine month period ended September 30, 2006, the Company issued 92,600 shares of common stock for proceeds of $20,655. In addition, the Company received proceeds of $48,000 from the collection on a note receivable.

The Company has curtailed its operations during the first ten months of 2006 in order to conserve its limited cash. The Company requires additional funding to implement its business plan of developing its VOIP and Wifi infrastructure, products and services.

On October 17, 2006, the Company agreed to acquire Sunrise Television Networks, Inc., ("STN") from Sunrise Broadband Group, Inc., by merging STN with a wholly owned subsidiary of Y-Tel called Sunrise Acquisitions, Inc. The transaction includes Sunrise Broadband of Colorado, Inc., holder of a cable network license. Y-Tel agreed to issue two series of preferred stock to Sunrise shareholders, one for preferred shareholders of Sunrise, Series A (2,550,000 shares) convertible to a minimum of 12,600,001 shares and a maximum of 31,500,003 shares of common stock under certain terms and one for common shareholders of Sunrise (1,800,000 shares), Series B, which Series B is convertible to a minimum of 12,000,000 shares and a maximum of 30,000,000 shares of common stock and which will be restricted and held in trust for Sunrise common shareholders subject to a registration statement registering the underlying common conversion shares. The dividend (in trust) to Sunrise common shareholders will be based upon the Sunrise shareholders of record on October 30, 2006. After registration, the Series B Preferred shares will be converted to common shares of Y-Tel in four equal quarterly distributions, to shareholders of Sunrise Broadband as of October 30, 2006.


The closing of the transaction is subject to delivery of audits for Sunrise Television Networks, Inc. and its subsidiary Sunrise Broadband of Colorado, by December 31, 2006, which may take up to 60 days.

Management continues to seek other forms of funding to ensure the Company's cash flow needs are met.

NEED FOR ADDITIONAL FUNDING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover operational cash needs. There is no assurance, however, that without adequate funds it will ultimately allow registrant to carry out its new business.

The Company will need to raise additional funds to conduct its planned business activities in the next twelve months. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management intends to develop its business plan in the biofuels industry and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter, of several million dollars.

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

ITEM 3 - CONTROLS AND PROCEDURES.
--------------------------------
a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     Not Applicable.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------
For the quarter ended September 30, 2006, the Company did not issue any common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

ITEM 5 - OTHER INFORMATION
--------------------------
     None.

ITEM 6 - EXHIBITS
-----------------
(a)      Exhibits

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




                          Y-Tel International, Inc.
                                 (Registrant)
         By:    /s/ Calvin D. Smiley, Sr
              --------------------------
                    Calvin D. Smiley, Sr. President and CEO

       Date:  November 14, 2006