Form 10KSB
period 2006-12-31
NexHorizon Communications, Inc.
filed 2007-04-17
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________.

                        Commission File Number: 000-33327

                         NEXHORIZON COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its chapter)

               Delaware                               13-4151225
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)

               9737 Wadsworth Parkway, Westminster, Colorado 80021
                    (Address of principal executive offices)

                                 (303-404-9700)
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

      Class                            Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $0.0001 Par Value                 OTCBB: NXHZ

Securities registered under Section 12(g) of the Exchange Act:  None.

     Check  whether  the  issuer(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] No [X]

         State issuer's revenues for its most recent fiscal year:  $91,211

         As of the close of trading on March 30, 2007, there were 11,169,948 common shares outstanding, 6,762,878 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on March 30, 2007, was approximately $0.22.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  YES [  ]     NO [X]

                                TABLE OF CONTENTS

                                                                          Page #

PART I

Item 1. Description of Business.                                               4
Item 2. Description of Property.                                              12
Item 3. Legal Proceedings.                                                    12
Item 4. Submission of Matters to a Vote of Security Holders.                  12

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.             13
Item 6. Management's Discussion and Analysis or Plan of Operation.            15
Item 7. Financial Statements.                                                 18
Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure.                                             18
Item 8A. Controls and Procedures.                                             18
Item 8A(T). Controls and Procedures.                                          18
Item 8B. Other Information.                                                   19

PART II

Item 9.  Directors, Executive Officers, Promoters, Control Persons
         and Corporate Governance; Compliance With Section 16(a)
         of the Exchange Act.                                                 19
Item 10. Executive Compensation.                                              21
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.                          25
Item 12. Certain Relationship and Related Transactions, and
         Director Independence.                                               25
Item 13. Exhibits.                                                            26
Item 14. Principal Accountant Fees and Services.                              27

SIGNATURES                                                                    28



This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Development of the Business

Consolidated Pictures Corp, ("CPC") was incorporated in Delaware on January 16, 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, LLC ("Y-Tel") in a reverse acquisition transaction. On December 26, 2004, CPC changed its name to Y-Tel International, LLC. On January 29, 2007, Y-Tel changed its name to NexHorizon Communications, Inc. ("NexHorizon or the Company" hereafter).

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes. In 2005, the Company developed its own Voice over Internet Protocol ("VoIP") network and migrated its customers from the older DMS platform to the new VoIP infrastructure. In December 2005, the Company sold off its DMS equipment for a combination of cash and debt relief.

On October 17, 2006, the Company entered into an agreement of Plan of Merger (the "Merger") with Sunrise Television Network, Inc., ("STN"). Pursuant to the Merger, all of the outstanding shares of STN's common stock will be exchanged into 400,000 shares of the Company's Series B preferred stock. The Series B are being held in escrow to be issued to the shareholders of record of STN on a date subsequent to audit completion, estimated to be 10 days and will be disbursed to such shareholders effective upon the satisfaction of all closing conditions. The Series B shares of preferred stock are convertible into 2,666,667 shares of common stock, as amended.

Immediately after executing the Merger, the officers of the Company resigned and the former management of STN accepted the new positions.

Subsequent to entering into the Merger and prior to the closing of the Merger (which is expected in the second quarter of 2007), the Company issued an aggregate of 566,667 shares of Series A preferred stock to former members of management of STN as compensation for resigning from their positions at STN and accepting management and board positions with the Company. As a result, the Company anticipates recording the Merger as a "reverse acquisition" whereby STN will be considered to be the accounting acquirer as it retained control of the Company after the Merger.

The closing of the Merger is subject to the delivery of audits for STN and its subsidiary. The related audits were not completed at December 31, 2006, which precluded the related acquisition from being recorded for accounting purposes. The Company expects the audits to be completed and to record the transaction in the second quarter of 2007.

In January 2007, the Company changed its name to NexHorizon Communications, Inc. and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stocks. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.

In connection with the pending acquisition, the Company has changed its business objective from being a telecommunication carrier to a cable television services provider. In addition, the Company seeks to identify a series of strategically targeted rural cable systems and networks for acquisition. The Company hopes to expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High Speed, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies. Management of the Company believes that this will result in increased reliability and capability, growing revenue and profit while decreasing expenses.

Description

The Company changed is business plan in order to capitalize on the opportunities presented by the largely ignored rural cable television markets. The Company's management intends to identify a series of strategically targeted rural cable systems and networks. We propose to selectively acquire, upgrade and consolidate the capabilities of these systems with the goal that the sum of the whole will be greater than its parts. The Company believes that this will result in increased reliability and capability for the end users, growing revenue and profit while decreasing expenses of the Company.

Upon consummation of the cable system acquisition, and future acquisitions, the Company's business operations will be focused on the following elements and revenue streams:

     1. Analog television and cable services. These services are traditional cable offerings providing television programming to households. Traditionally, they provide stable annual revenue and income and we believe will form the foundation of short-term operating results.

     2. Digital services. These services are various value-added digital offerings meant to provide subscribers the same or superior, state-of-the-art services favorably compared to both digital ("DBS") services and digital services in urban areas. The revenue and income streams related to these value-added digital services form a large part of the Company's projected growth and penetration within the subscriber base of our Company.

     3. Data services. The provision of various value-added Internet and High-speed data services is expected to generate large revenue and income growth. The projected significant growth is supported by industry analysts and trends as cable operators can now offer a bundled package of Voice, Data, and Video, which significantly lowers churn rate, while increasing their revenue per subscriber.

In providing the above services, the Company intends to utilize an appropriate combination of wired and wireless technologies to deliver the services to business and residential customers so as to increase revenues, improve gross margins and generate higher cash flows. The Company's management believes the flexibility in network architecture and the use of a variety of state of the art technologies, which were never readily available before, offered at reasonable costs will cause capital expenses to be lower than those normally encountered in typical cable and telecommunications broadband upgrades. The objectives of using the most appropriate technology and offering the above noted services are:

     1. Develop the digital capability in all distribution sites at the lowest cost for the size of each head-end.

     2. Develop broadband capability for each head-end location that uses wireless and/or satellite Internet.

     3. Develop and offer digital products and applications that are compatible with compression, encryption and security identification (i.e., Video-On Demand (VOD), games, digital video, interactive TV, etc.).

     4. Develop applications-on-demand (including video and e-commerce) that can be served from a distributed network architecture.

Rural Cable Market Opportunities

The cable industry is a large but very competitive industry. According to data provided by Kagan Research LLC, cable service providers will generate estimated annual revenues in the amount of $69.5 billion as of January 2006. Cable is an enormous industry fuelled by a growing population base and a trend towards home entertainment.

The United States rural cable market currently is enormous and includes tens of millions of subscribing households. Overall, the United States rural cable market is comprised primarily of under-capitalized individual system operators, or larger national entities whose focus is not on small, rural cable subscribers. This has created an opportunity for the Company to acquire a significant number of small cable operators and their customers and to use these acquisitions to increase its subscriber base, revenues and cash flows through the concurrent addition of additional digital, data and voice type services.

As part of an initiative to deploy broadband throughout rural markets, many smaller cable companies are now attempting to deploy network upgrades that will allow them to market a variety of innovative, digital services. These companies are examining the upgrade of network infrastructures in order to provide voice, data, and video on demand services. NexHorizon management believes that through technical upgrades, acquired small cable systems will provide services and technical capabilities that will be competitive with those offered by larger Multiple System Operators ("MSOs").

Competition

The Company competes with other cable businesses, conventional television broadcast services, digital broadcast services, DSL, and other communications and entertainment media, including newspapers, motion picture theatres, live sporting events, interactive online computer services and home video products. A number of cable companies are offering such services and could be competitive to the Company.

Other cable solution providers and cable companies that would be considered competitive to NexHorizon would be: Cox Communications, Inc., Adelphia
Communications Corporation, Cablevision Systems Corporation, Charter Communications Inc., Insight Communications, Inc. and Mediacom Communications Corporation.

Regulation

The cable television industry is subject to regulation on the federal, state, and local levels. In addition, many aspects of such regulation remain the subject of judicial proceedings and administrative or legislative proposals. The Cable Television Consumer Protection and Competition Act of 1992, referred to as the "1992 Cable Act," significantly expanded the scope of cable television regulation. Of particular significance are the "franchise agreements" which govern cable service providers in the jurisdictions in which they operate.

The Company intends to target those potential acquisitions, which operate under non-exclusive franchise agreements granted by local authorities and are subject to periodic renewal and renegotiation. The franchise agreements include permits and similar authorizations issued at the local and state level.

Franchise agreements are usually not transferable, unless the granting governmental authority consents. Further, they are subject to termination in the event of a material breach in the agreement. Most franchise agreements will require the Company to pay a franchise fee of up to 5.0% of gross revenues.

The Communications Act provides for an orderly franchise renewal process, in which granting authorities may not unreasonably withhold renewals. In the event that a renewal is not allowed, the granting authority must pay the existing cable company the "fair market value" of the system. Some authorities require the cable operator to make certain commitments during the renewal process, such as requiring technological upgrades to the system, which may require substantial capital expenditures.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We have recently restructured and have no operating history in the new structure. Our prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of the rural cable TV business in particular and in the telecommunications industry in general, which is characterized by a significant number of market entrants and intense competition, as well as the various risk factors described herein.

IT IS POSSIBLE THAT THE COMPANYS' OPERATING LOSSES MAY INCREASE IN THE FUTURE AND THE COMPANY MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We anticipate that we will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures in research and development, increase sales and marketing costs, additional personnel hires, greater levels of product development and our general growth objectives related to our proposed new products which we intend to develop.

THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED A GOING CONCERN OPINION AND IF THE COMPANY DOES NOT GENERATE ENOUGH CASH FROM OPERATIONS TO SUSTAIN THE COMPANY'S BUSINESS, THE COMPANY MAY HAVE TO LIQUIDATE ASSETS OR CURTAIL OUR OPERATIONS.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Conditions exist which raise substantial doubt about our ability to continue the Company's business unless we are able to generate sufficient cash flows to meet the Company's obligations and sustain our operations. In addition, we have limited working capital. We cannot assure or guarantee that additional capital and/or debt financing will be available when and to the extent required by the Company, or that if available, it will be on terms favorable or acceptable by the Company. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. This may be an indicator of the Company's inability to continue in business which could cause loss of investment.

THE COMPANY'S CURRENT LIABILITIES EXCEED THE COMPANY'S CURRENT ASSETS BY A SIGNIFICANT AMOUNT, WHICH COULD PUT SHAREHOLDERS/INVESTORS AT SERIOUS RISK OF LOSS OF THEIR INVESTMENT.

The Company has current liabilities approximating $850,000 in current assets as of December 31, 2006. The Company has a working capital deficit of approximately $(773,000) as of December 31, 2006. These liabilities include accounts payable of approximately $682,000 as of December 31, 2006. In the event that creditors or litigants, if any, were to attempt to collect by levy and attachment or by filing an involuntary bankruptcy petition, it is likely that shareholders, as equity holders, would receive little, if any return of investment, because creditors would be paid first.

THE  COMPANY  WILL  NEED   SIGNIFICANT   ADDITIONAL  FUNDS  FOR  OPERATIONS  AND
MARKETING/DEVELOPMENT, WHICH THE COMPANY MAY NOT BE ABLE TO OBTAIN.

The expansion and development of the Company's business will require significant additional capital. The Company intends to seek substantial additional financing in the future to fund the growth of operations, including funding the significant capital expenditures necessary for the Company to provide service in targeted markets. The Company may be unable to obtain any future equity or debt financing on acceptable terms or at all. A market downturn or general market uncertainty will adversely affect the Company's ability to secure additional financing. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory, then we will need to delay deployment of new products or take other actions that could adversely affect business, prospects, operating results and financial condition. To date, the Company's cash flow from operations has been insufficient to cover expenses and capital needs. The Company's current capital resources have been expended and the Company needs additional capital to continue expansion, which the Company may not be able to obtain, and which failure to obtain could impair or curtail operations.

THE COMPANY May Face Increased Competition Because of Technological Advances, Which Could Adversely Affect Future Results of Operations.

The market for telecommunications in general, and rural cable TV services such as those that the Company expects to sell, is intensely competitive. Upon completion of the Merger and the acquisition of Cable TV Systems, we will compete directly with high-powered direct-to-home ("DTH") satellites providers, and compete generally with ISP's and the local telephone company. Competitive factors in the telecommunications industry and the rural cable TV segment include signal quality, service support, brand awareness, price, advertising and promotion and variety of services offered.

The loss of key personnel could have a material adverse effect on The Company's business.

If any of the Company's key personnel ceases to participate in our business and operations, our profitability could suffer. The Company's success is substantially dependent upon the retention of, and the continued performance by, our key personnel, including Calvin D. Smiley, Sr., the Chairman and Chief Executive Officer of the Company.

THE COMPANY may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

We depends on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the "backbone" telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. In certain cases, these items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. The Company does not typically carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving internet and telecommunications standards or that are compatible with other equipment and software that the Company uses, business, financial condition and results of operations could be materially adversely affected. If the Company was unable to obtain critical equipment, software, communications or other services on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and business, financial condition and results of operations could be materially adversely affected.

ACTIONS BY POLE OWNERS MIGHT SUBJECT US TO SIGNIFICANTLY INCREASED POLE ATTACHMENT COSTS.

The Company's cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator's favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC's classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. A formal hearing is currently before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit which would allow it to ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates.

The Company's business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

CHANGES IN COMPULSORY COPYRIGHT REGULATIONS MIGHT SIGNIFICANTLY INCREASE THE COMPANY'S LICENSE FEES.

Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required "buy throughs" to obtain digital service; (ii) reporting of "dual carriage" and multicast signals; (iii) revisions to the Copyright Office's rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communicates where the signal is not carried, dubbed "phantom signals." The Copyright Office may open one or more rulemakings in response to these petitions. The Company cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on the Company's business, financial condition and results of operations by increasing the Company's copyright compulsory license fee costs or by causing management to reduce or discontinue carriage of certain broadcast signals that are currently carried on a discretionary basis.

The Company Is Subject to Regulation by Federal, State and Local Governments.

The federal, state and local governments extensively regulate the cable communications industry. The Company expects that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act of 1934, as amended. In addition to regulations already in place, the results of these judicial and administrative proceedings may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. The Company will have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renew or transfer, which concessions or other commitments could materially adversely impact our financial condition and result of operations. The Company will also be regulated by the Federal Communications Commission ("FCC"), or FCC, and state public utilities commissions or PUC. Telecommunications companies, including companies that have the ability to offer telephone services over the Internet, generally are subject to significant regulation. This regulation could materially adversely affect business operations.

In addition, over the past several years, a number of companies, including telephone companies and Internet Service Providers ("ISPs"), have asked local, state and federal governmental authorities to mandate that cable companies provide capacity on their broadband infrastructure so that these and others may deliver high speed cable Internet directly to customers over the cable infrastructure. Some cable operators have initiated litigation challenging municipal efforts to unilaterally impose so called `open-access' requirements. To date, the court decisions have been inconsistent on this issue. If the FCC rules to provide "open access", such requirements could have a negative impact on our business.

THE COMPANY MUST COMPLY WITH ENVIRONMENTAL REGULATIONS OR THE COMPANY MAY HAVE TO PAY EXPENSIVE PENALTIES OR CLEAN UP COSTS.

The Company are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. The Company business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as solvents, lubricants, degreasing agents, plastic and resin. The Company must comply with certain requirements for the use, management, handling, and disposal of these materials. The Company does not maintain insurance for pollutant cleanup and removal. If the Company is found responsible for any hazardous contamination, the Company may have to pay expensive fines or penalties or perform costly clean-up. Even if the Company are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

IF THE COMPANY DOES NOT COMPLY WITH GOVERNMENT REGULATIONS, THE COMPANY MAY BE UNABLE TO SHIP OUR PRODUCTS OR HAVE TO PAY EXPENSIVE FINES OR PENALTIES.

The Company are subject to regulation by county, state, and federal governments, governmental agencies, and regulatory authorities from several different countries. If the Company fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, the Company may not be able to market the Company products and services, and generate revenues. Further, the Company may not be able to obtain necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations, which could adversely affect the Company's business. Further our products are subject to export limitations and the Company may be prevented from shipping the Company products to certain nations or buyers.

THERE ARE LIMITED TRADING MARKETS FOR THE COMPANY'S COMMON STOCK, THEREBY LIMITING AN INVESTOR'S OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently only a very limited trading market exists for the Company's common stock. The common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "NXHZ." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for the Company's common stock will be sustained. There is no assurance that the Company's common stock will have any greater liquidity than shares that do not trade on a public market. An investor may be required to retain its investment for an indefinite period of time, and may not be able to liquidate the investment in the event of an emergency or for any other reasons.

REGULATION OF PENNY STOCKS

The Company's securities are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6,
15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THE COMPANY WILL NOT PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

The Company has never declared or paid cash dividends and management does not expect the Company to be in a position to pay cash dividends in the foreseeable future. Management believes any future earnings will be retained to finance ongoing operations and the expansion of the business.

EXISTING STOCKHOLDERS AND MANAGEMENT WILL CONTROL THE COMPANY.

The existing stockholders of the Company and Cable Systems, including members of our management team, and in particular Calvin D. Smiley, Sr., Daniel M. Smith and John T. Conroy are expected to control a significant majority of NexHorizon Common Stock. As a result, the Company's management will be able to elect all or many of the Company's directors and otherwise control, through their collective stock ownership, the business policies and operations of the Company and the amount of compensation the officers of the Company will receive.

INVESTORS WILL EXPERIENCE SUBSTANTIAL AND IMMEDIATE DILUTION.

The Company has granted and may continue to grant warrants and options to purchase its Common Stock in conjunction with the sale of securities, the acquisition of other businesses or assets, and the hiring of employees and consultants. Under the normal terms of options to acquire Common Stock, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other shareholders. In addition, the terms on which the Company may obtain additional financing may be adversely affected by the existence of options. The holders of options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the options.

Employees

The Company has seven full-time employees. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company believes its relations with its employees are satisfactory.

Item 2.  Description of Property.

As of December 31, 2006, the Company leases facilities for its telecom hub in Dallas, Texas. The lease relates to cabinet space for housing the Nextone Softswitching equipment at a rate of $400 per month. The lease is currently on a month to month basis.


Item 3.  Legal Proceedings.

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

            - The Company has agreed to a settlement offer of $15,000 related to the Company's failure to complete an acquisition. Such amount is included in accrued expenses.

            - The Company is currently in negotiations with the former Chief Executive Officer regarding final settlement of unpaid wages and claims. The Company has included approximately $50,000 in accrued expenses at December 31, 2006.

            - The Company is currently in negotiations with previous legal counsel regarding unpaid fees totaling $35,500. Such amount is included in accounts payable at December 31, 2006.

            - The Company is currently in negotiations with NAP of America regarding unpaid lease expenses totaling $5,778. Such amount is included in accounts payable at December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no meetings of the security holders during the period covered by this report.

In December 2006, shareholders holding a Series A Super Majority Voting Preferred Stock which allowed Series A shares to always vote equal to a majority of the Company's total issued and outstanding common shares adopt the following resolutions by written consent in lieu of a meeting pursuant to the Delaware Revised Statutes.

            - To authorize the Board of Directors of the Company to cause the Company to amend its Articles of Incorporation to change the Company's name from Y-Tel International, Inc. to a name to be determined by the Board. The Company amended its Articles of Incorporation to change the name to NexHorizon Communications, Inc., effective January 29, 2007.

            - To authorize a reverse split of the Company's common stock on a basis of up to fifty for one, that will require an amendment to the Company's Articles of Incorporation. The Company amended its Articles of Incorporation to effect the reverse split of 1 for 8.5, effective January 29, 2007.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD"). The NASDAQ symbol for the Common Stock is "NXHZ". Prior to February 1, 2007, the Company's NASDAQ symbol for the common stock was "YTLI." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                2005                        HIGH              LOW
                ----                        ----              ---
March 31, 2005                             $46.75            $8.50
June 30, 2005                               13.60              6.46
September 30, 2005                          13.60              9.35
December 31, 2005                           16.75              2.98

                2006                        HIGH              LOW
                ----                        ----              ---
March 31, 2006                             $6.48             $2.30
June 30, 2006                                2.47              0.43
September 30, 2006                           1.70              0.60
December 31, 2006                            1.02              0.17

On May 22, 2006, the Company was dropped to the Pink Sheets from the OTC:BB due to its failure to file all required SEC reports. The Company was reinstated to the OTC:BB on June 7, 2006.

At December 31, 2006, there were 305 holders of record of the Company's stock, respectively. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its common stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company's preferred stock then outstanding, the Company's earnings, financial condition, capital requirements and debt covenants, if any, and the tax treatment consequences of paying dividends.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Sale of Unregistered Securities

During the year ended December 31, 2006, the Company issued 566,667 shares of Series A Preferred Stock as compensation for certain members of management and the board of directors as signing bonuses. The Series A Preferred Stock was valued at $1,904,000 based on the estimated fair value of the common stock equivalents on the date of grant. In January 2007, such shares were converted into 2,800,000 shares of common stock.

On October 17, 2006, the Company entered into an agreement of Plan of Merger (the "Merger") with Sunrise Television Network, Inc., ("STN"). Pursuant to the Merger, all of the outstanding shares of STN's common stock will be exchanged into 400,000 shares of the Company's Series B preferred stock. The Series B are being held in escrow to be issued to the shareholders of record of STN on a date approximately ten days, from the completion of the STN audit.

During the year ended December 31, 2006, the Company issued 144,444 shares of Series C Preferred Stock in connection with the conversion of amounts due a related party. The Series C Preferred Stock was valued at $204,443 based on the estimated fair value of the common stock equivalents on the date of grant. In January 2007, such shares were converted into 606,667 shares of common stock.

In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bore interest at 9.75% and was due on demand. In December 2006, the Company issued 294,118 shares of common stock, based on the fair market value on that date, in full satisfaction of the amounts due. In addition, upon conversion, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes option pricing model) and recorded as interest expense in the accompanying consolidated statements of operations in 2006. The warrant is exercisable at $0.17 per share, vested upon grant and expires in December 2007.

In October 2006, the Company settled $191,400 of its amounts due to a related party with the issuance of 1,098,913 restricted common shares at an estimated fair value of $0.17 per share (based on the fair value of the common stock at the measurement date). As additional consideration for converting such amounts, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes option pricing model) and recorded as non-cash compensation in the accompanying consolidated statement of operations during 2006.

In October 2006, the Company issued 294,118 shares of common stock in connection with the performance of consulting services. The shares were valued at $0.17 per share (based on the fair value of the common stock at the measurement date) and expensed during the year ended December 31, 2006.

In May 2006, the Company issued 194,118 shares of restricted common stock to two of its board members for services provided. The shares were valued at $231,000 (based on the fair value of the common stock at the measurement date) and expensed during 2006.

During the year-ended December 31, 2006 the Company issued 69,859 shares of restricted common stock for cash totaling $33,755.

During the year-ended December 31, 2006, the Company issued 143,084 shares of common stock to consultants for $75,135 in connection with services. The Company capitalized $60,000 of such amount and recorded it as prepaid services in the accompanying balance sheet. Such amount will be amortized to expense over the life of the related agreement; of which $1,250 was expensed in 2006.

Exemption  From  Registration  Claimed

The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The entities/individuals that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. The entities/individuals were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Act in any further resale or disposition.

Item  6.  Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-KSB for the year ended December 31, 2006 contains forward-looking statements. The presentation of future aspects of NexHorizon Communications, Inc. ("NexHorizon," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

         (a) volatility or decline of the Company's stock price;
         (b) potential fluctuation in quarterly results;
         (c) failure of the Company to earn revenues or profits;
         (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement business plans;
         (e) failure to commercialize its technology or to make sales;
         (f) rapid and significant changes in markets;
         (g) litigation with or legal claims and allegations by outside parties; and
         (h) insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files, from time to time, with the SEC, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales were $91,211 for the year ended December 31, 2006 compared to $976,231 for the year ended December 31, 2005. This represents a decrease of $885,020. The decrease is attributable to the ceasing of operations under the former business model.

Cost of Sales

Cost of sales were $86,713 for the year ended December 31, 2006 compared to $352,144 for the year ended December 31, 2005. This represents a decrease
$265,431 or 75%. The decrease is attributed to the decline in traffic and related termination expenses and the ceasing of operations under the former business model.

Operating Expenses

Operating expenses were $2,813,225 for the year ended December 31, 2006 compared to $5,862,817 for the year ended December 31, 2005. This represents a decrease of $3,049,592 or 52% when compared to expenses for 2005. Of this decrease,
approximately   $2,251,196   is   non-cash   related  to  various   compensation
arrangements.

Operating expenses also includes Other G&A expenses of $227,304 and $1,197,512 for the years ended December 31, 2006 and 2005, respectively. This represents a decrease of $970,208 or 81% when compared to G&A expenses for 2005. Of this decrease, the shut down off operations in the first quarter 2006 represents the majority of the reduced cost from the previous year.

Liquidity and Capital Resources

The Company had a net working capital deficit of $772,745 as of December 31, 2006. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended new business plan or generate positive operating results.

In October 2006, the Company issued 144,444 Series C preferred Shares in connection with the conversion of $204,443 of accounts payable.

During the year ended December 31, 2006 the Company issued 69,859 shares of restricted common stock for cash totaling $33,755.

In December 2006, the Company issued 1,393,031 shares of common stock in connection with the conversion of accounts payable, notes payable and accrued interest in the aggregate amount of $241,400.

In the first quarter of 2007 the Company settled $7,832 of accounts payables with the issuance of 29,612 restricted common shares at an average price of $0.26 per share.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000. The Company is offering units at $2,000 for 10,000 restricted common shares ($0.20 per share) plus Class A and Class B warrants at $.40 and $.75, respectively. At the time of this filing the Company has not sold any units.

Going Concern

The Company's independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company incurred an operating loss and had negative cash flows from operations for the year ended December 31, 2006, and has a working capital deficit of $772,745 at December 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. All of the Company's employee share-based payments were fully vested as of December 31, 2005. Accordingly, there was no expense incurred related to the adoption of SFAS 123(R).

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

Item 7. Financial Statements.

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-22 attached hereto.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under Exchange Act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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


Item 8B.  Other Information.

None.


                                     PART II

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company's directors and executive officers, their ages, positions held, and the duration of their office are as follows:


       Name                         Age      Position
       Calvin D. Smiley, Sr.        54       Chief Executive Officer, President
                                             & Director
       Daniel M. Smith,             42       Chief Financial Officer, Executive
                                             Vice-President & Director
       John T. Conroy               50       EVP Strategic Development &
                                             Director
       Gregory J. Liptak            67       Director


Calvin D. Smiley. Mr. Smiley was appointed the Chief Executive Officer, President and a Director of the Company in October 2006. He has more than 30 years in the broadcasting and cable television industries. He previously had co-founded Sunrise Broadband Group, Inc. from 2004 - 2006. From 2001 to 2003, he was a telecommunications consultant and began work to develop the Sunrise business strategy. Mr. Smiley held various executive positions with TCOM Ventures Corporation headquartered in Englewood, Colorado. From 2000 to 2001 he served as a director, President and CEO of TCOM Ventures, with a business focus to use a digital wireless platform to provide broadband services to customers of acquired rural ISP's and competitive local exchange carriers ("CLEC's"). From 1998 to 1999, he co-founded and served as President of Communicast, Inc., a successful turn-key marketing and advertising sales company which developed revenues for rural cable television systems, wireless providers and independent television stations. Mr. Smiley attended Geneva College in Beaver Falls, Pennsylvania. He completed strategic management courses of study at the University of Pittsburgh.

Daniel Smith. In October 2006, Mr. Smith was appointed the Chief Financial Officer and a Director of the Company. Mr. Smith has over 20 years of finance and accounting experience. He previously had co-founded and was CFO of Sunrise Broadband Group, Inc. Mr. Smith has held various other positions from analyst through CFO. He has extensive experience in finance, mergers and acquisitions, SEC compliance and telecommunications.

Mr. Smith's work history includes Chief Financial Officer at REANET Corporation in Durango, Colorado. Mr. Smith was Director of SEC Reporting at AIMCO in Denver from 1998 - 2000. Mr. Smith led all SEC reporting and Annual reports along with supporting all fund raising and M&A efforts. Mr. Smith received his B.S. in Accounting from the University of Akron, in Akron Ohio.

John T. Conroy. Mr. Conroy served as Acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer prior to October 2006. In October 2006, Mr. Conroy resigned these positions and was appointed the Executive Vice President of Strategic Development and a Director of the Company. Mr. Conroy was the co-founder of NexHorizon Communications, Inc. (formerly Y-Tel International, Inc.) and served as its Chief Financial Officer from October 2004 to October 2006. Mr. Conroy has over 15 years experience with financial and executive management responsibilities in the healthcare field. He has been Chief Financial Officer and Chief Executive Officer for four hospitals in Florida and Louisiana. His major accomplishments include the successful turn around of two rehab hospitals. Prior to Mr. Conroy taking over the projects, both hospitals were reflecting negative cash flows in excess of one million dollars. After two years in each facility, both had achieved a positive cash flow position in excess of one million dollars while dropping the Medicare utilization within each facility from 98% to 62%. He is the former founder and CEO of Specialty Hospital Resources, Inc., a rehab development company specializing in designing, building and managing physical rehabilitation facilities for hospitals.

Gregory J. Liptak. In November 2006, Mr. Liptak was appointed a Director of the Company. Mr. Liptak is currently a managing member of Western Media Group, LLC, a direct response agency he founded to place products on cable television and broadcasting stations nationwide. Prior to Western Media Group, Mr. Liptak was CEO of Across Media Networks, LLC. For many of his 41 years in the communications industry, Mr. Liptak served as President of Jones Media Networks and Jones Intercable and Spacelink. Mr. Liptak has a B.S. and M.S. from the University.

Compensation and Benefit Committee. The Board has appointed a Compensation and Benefit Committee consisting of Messrs Smiley and Liptak. The Compensation and Benefit Committee has been authorized to take those actions on behalf of the Company allowed by law in connection with the determination of compensation and benefits of officers and directors

Compensation of Directors. The Company does not currently pay directors' fees to its board members, but does provide transportation, lodging and reimbursement of all reasonable expenses for attending Board meetings.

Audit Committee. The Board has appointed an Audit Committee consisting of Messrs. Smith and Conroy. The Audit Committee will oversee the Company's corporate accounting and financial reporting process. For this purpose, the Audit Committee will perform several functions. The Audit Committee will evaluate the performance of and assesses the qualifications of the independent auditors; determine the engagement of the independent auditors; determine whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; review and approve the retention of the independent auditors to perform any proposed permissible non-audit services; monitor the rotation of partners of the independent auditors on the Company's engagement team as required by law; review the financial statements to be included in the Company's annual report on Form 10-KSB; and discusses with management and the independent auditors the results of the annual audit and the results of the Company's quarterly financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Such reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2006 there were no transactions by officers, directors or 10% shareholders that required the filing of any Form 4.


Item 10.  Executive Compensation.


                           Summary Compensation Table

The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and certain other executive officers for the years ended December 31, 2006, 2005 and 2004.


                                            Annual Compensation                       Long Term Compensation
                                                                            Awards                  Payouts
                                                                                    Securities
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Underlying      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Options (#)    Payouts     Compensation
                                                          ($)             ($)                        ($)            ($)
Calvin D. Smiley        2006  $    -0-     $ -0-         $ -0-           $ -0-          -0-         $ -0-          $ -0-
President & CEO(1)      2005  $    -0-     $ -0-         $ -0-           $ -0-          -0-         $ -0-          $ -0-
                        2004  $    -0-     $ -0-         $ -0-           $ -0-          -0-         $ -0-          $ -0-
Steve Lipman            2006  $    -0-     $ -0-         $ -0-           $ -0-          -0-         $ -0-          $ -0-
President & CEO(2)      2005  $ 132,000    $ -0-         $ -0-           $ -0-          -0-         $ -0-         $ 9,900
                        2004  $  36,000    $ -0-         $ -0-           $ -0-        58,824        $ -0-         $ 2,700
Daniel Smith, Chief     2006  $    -0-     $ -0-         $ -0-           $ -0-          -0-         $ -0-          $ -0-
John T. Conroy, EVP     2006  $ 155,667    $ -0-         $ -0-           $ -0-          -0-         $ -0-        $ 10,800

    (1) Mr. Smiley was appointed the CEO and President of the Company in October 2006. Mr. Smiley waived his right to compensation during 2006 in the amount of $52,000.
    (2) Mr. Lipman, was the CEO and President of the Company until November 2005 when his contract was terminated. The $9,900 and $2,700 of other compensation in 2005 and 2004, respectively consists of an automobile allowance.
    (3) Mr. Smith was appointed the CFO of the Company in October 2006. Mr. Smith waived his right to compensation during 2006 in the amount of $47,000.

    (4) Mr. Conroy served as the acting CEO & CFO, prior to October 2006. In October 2006, he was appointed the Executive Vice President of Strategic Development. The $10,800 other compensation in 2006 and 2005 consists of an automobile allowance. The $101,800 of other compensation in 2004 consists of $1,800 of an automobile allowance paid to Mr. Conroy. The remaining $100,000 represents consulting fees during the period of time in 2004 (January through October) that Mr. Conroy was a non-employee consultant to the Company. Included in the $100,000 were non-cash consulting fees valued at $60,000, which were contributed by Mr. Conroy to the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 28, 2005, the Company terminated the employment agreement with Steve Lipman, pursuant to his services as the President and Chief Executive Officer of the Company. The current contract provided for a two year term with an automatic renewal for a successive one-year term period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew or the contract is terminated for cause. Mr. Lipman received

$12,000 per month plus $900 per month automotive allowance. In addition Mr. Lipman was granted 58,824 stock options with an exercise price of $4.68 per share and an expiration date of September 30, 2007.

On September 27, 2004, we entered into an employment agreement with John Conroy pursuant to which Mr. Conroy will serve as Chief Financial Officer for a two year term with an automatic renewal for a successive one-year term period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. Mr. Conroy receives $12,000 per month plus $900 per month automotive allowance. Mr. Conroy shall also receive an automatic salary increase to between $15,000 and $20,000 per month upon the Company attaining a net profit of $100,000 per month. In addition Mr. Conroy was granted 58,824 stock options with an exercise price of $4.68 per share and an expiration date of September 30, 2007.

In October 2006, employment agreements with three (3) officers were executed for a three (3) year term. The future annual minimum payments under the agreements is approximately $250,000, $225,000 and $200,000, with potential annual increases, as defined.

We do not provide pension, retirement or similar benefits for our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Pursuant to Stock Option Plan

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

                             Option/SAR Grants Table

No options were granted during the fiscal years ended December 31, 2006 and 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal years ended December 31, 2006 and 2005.

              Aggregated Option/SAR Exercises in Last Fiscal Year,
                      and Fiscal Year-End Option/SAR Values


                                                                Number of           Value of
                                                               Securities         Unexercised
                                                               Underlying         In-the-Money
                                                               Unexercised      Options/SARS at
                                                             Options/SARS at     FY-End ($)(1)
                                                                  FY-End
                                                            ------------------ -------------------
                                   Shares
                                  Acquired
                                     on          Value
                                  Exercise    Realized ($)    Exercisable/        Exercisable/
             Name                    (#)                      Unexercisable      Unexercisable

Calvin D. Smiley                      0            0               0/0                $0/0
Daniel Smith                          0            0               0/0                $0/0
John Conroy                           0            0            58,824/0           $20,000/0
Gregory Liptak                        0            0               0/0                $/0

1 The average of the closing bid and ask price of the Common Stock on December 31, 2006 ($0.34) was used to calculate the option value.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2006, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                        Number of
                                                                                        securities
                                                                                    remaining available
                                                                                   for future issuance
                                       Number of securities     Weighted-average   equity compensation
                                        to be issued upon       exercise price       plans (excluding
                                     exercise of outstanding    of outstanding          securities
                                            options,            options, warrants,       reflected
      Plan Category                     warrants and rights        and rights          in column (a))
------------------------------       -----------------------    -----------------   -----------------
Equity compensation plans
  approved by security holders                  -               $     -                          -

Equity compensation plans not
  approved by security holders            370,375 (1)           $       4.25             3,000,000
                                      ----------------------    -----------------   -----------------

Total                                     370,375               $       4.25             3,000,000

(1) Includes 294,118 options issued under the 2001 Stock Option Plan, as amended in 2005, (the "Plan") as the Plan has not been approved by the shareholders of the Company.

For a complete description of the Company's equity compensation plans, please refer to Note 6 of our audited financial statements as of December 31, 2006, which are filed herein.

The table below sets forth the compensation, if any, received by the directors of the Company during the year ended December 31, 2006.


                                  Directors Compensation Table

Name              Fees              Stock            Options           Non-Equity       Nonqualified    All Other   Total
                  Earned or         Awards            Awards            Incentive Plan   Deferred       Compen-
                  Paid-in           ($)              ($)               Compensation     Compensation    sation
                  Cash ($)                                             ($)              ($)             ($)
                  --------          ------           -------           ------------     -----------    --------     ------
Calvin D. Smiley  $0                $0               $0                $0               $0              $0          $0

Daniel Smith      $0                $0               $0                $0               $0              $0          $0

John Conroy (1)   $0                $0               $0                $0               $0              $166,467    $0

Gregory Liptak    $0                $0               $0                $0               $0              $0          $0

Steve Lipman      $0                $0               $0                $0               $0              $0          $0

Todd Wallace      $0                $0               $0                $0               $0              $0          $0

Alan Tracey       $0                $0               $0                $0               $0              $0          $0


(1)  All current year compensation was converted into Series C preferred stock.

The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of February 28, 2007, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

                                           NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
----------------------------------          ------            ----------


Calvin D. Smiley, **
CEO, President & Director                 1,762,803 *               18.9%

Daniel M. Smith, **
CFO & Director                            1,194,525 *               12.8%

John T. Conroy, **                        1,449,742 *               15.6%

Gregory J. Liptak,                                0                    0%
Director

All officers & Directors as a Group       4,407,070                 47.3%

* Reflect the reverse-split of 1 for 8.5 for common shares and a 1 for 4.5 for preferred shares.
** Includes 3,406,667 shares (Smiley 1,680,000, Smith 1,120,000 and Conroy 606,667) of common stock which were converted from preferred in January 2007, Series A, Series A and Series C, respectively.

Item  12.  Certain   Relationship   and  Related   Transactions,   and  Director
Independence.

Messrs. Smiley and Smith, officers and directors of the Company, waved their rights for compensation in 2006. The aggregate value of waived compensation was approximately $99,000.

During the year ended December 31, 2006, the Company issued 566,667 shares of Series A Preferred Stock as compensation for certain members of management and the board of directors as signing bonuses. The Series A Preferred Stock was valued at $1,904,000 based on the estimated fair value of the common stock equivalents on the date of grant. In January 2007, such shares were converted into 2,800,000 shares of common stock.

During the year ended December 31, 2006, the Company issued 144,444 shares of Series C Preferred Stock in connection with the conversion of amounts due a related party. The Series C Preferred Stock was valued at $204,443 based on the estimated fair value of the common stock equivalents on the date of grant. In January 2007, such shares were converted into 606,667 shares of common stock.

In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bore interest at 9.75% and was due on demand. In December 2006, the Company issued 294,118 shares of common stock, based on the fair market value on that date, in full satisfaction of the amounts due. In addition, upon conversion, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes option pricing model) and recorded as interest expense in the accompanying consolidated statements of operations in 2006. The warrant is exercisable at $0.17 per share, vested upon grant and expires in December 2007.


Item 13.  Exhibits.


(a) Exhibits

    Exhibit       Description of Document

      2.1         Agreement and Plan of Reorganization dated as of October 12, 2004 between
                  CPC and Y-Tel. (2)
      3.1         Certificate of Incorporation of Consolidated Pictures Corp. (1)
      3.2         By-laws of Consolidated Pictures Corp. (1)
      3.5         Certificate of Designation for Series A Preferred Stock (6)
      3.6         Certificate of Designation for Series B Preferred Stock (6)
      3.7         Certificate of Designation for Series C Preferred Stock (6)
      3.8         Class A Redeemable Warrant Agreement. (1)
      3.9         Class B Redeemable Warrant Agreement. (1)
      10.1        Employment Agreement between Y-Tel and Steve Lipman dated September 27,
                  2004. (2)
      10.2        Employment Agreement between Y-Tel and John Conroy dated September 27,
                  2004. (2)
      10.3        Consulting Agreement between Y-Tel and Gil Epstein dated September 27,
                  2004. (2)
      10.4        Consulting Agreement between Y-Tel and Jon McMurray dated September 27,
                  2004. (2)
      10.5        Consulting Agreement between Y-Tel and Garry McHenry dated September 27,
                  2004. (2)
      10.6        2001 Stock Option Plan. (1)
      10.7        Distribution agreement between Y-Tel and EBI Communications, Inc. dated
                  October 25, 2004. (3)
      10.8        2001 Stock Option Plan. (1)
      10.9        Addendum to Employment Agreement between Y-Tel and Steve Lipman dated
                  October 8, 2004. (4)
      10.10       Addendum to Employment Agreement between Y-Tel and J. Conroy dated
                  October 8, 2004. (4)
      10.11       Addendum to Consulting Agreement between Y-Tel and Gil Epstein dated
                  October 8, 2004. (4)
      10.12       Addendum to Consulting Agreement between Y-Tel and John McMurray dated
                  October 8, 2004. (4)
      10.13       Addendum to Consulting Agreement between Y-Tel and Garry McHenry dated
                  October 8, 2004. (4)
      10.14       Agreement and Plan of Merger, dated July 16, 2006 (5)
      10.15       Share and Exchange and Plan of Merger, dated October 1, 2006 (7)
      21.1        Subsidiaries



      31.1        Certification by Chief Executive Officer. *
      31.2        Certification by Chief Financial Officer. *
      32.1        Section 906 Certification by Chief Executive Officer*
      32.2        Section 906 Certification by Chief Financial Officer*

---------------

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on May 30, 2001.
(2) Incorporated by reference from our current report on Form 8-K filed with the SEC on October 18, 2004.
(3) Incorporated by reference from our current report on Form 8-K filed with the SEC on November 12, 2004.
(4) Incorporated by reference from our annual report on Form 10-KSB filed with the SEC on May 26, 2006.
(5) Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 19, 2006.
(6) Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 24, 2006.
(7) Incorporated by reference from our current report on Form 8-K, filed with the SEC on October 25, 2006.
* Filed herewith.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by KMJ Corbin & Company LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended December 31, 2006 and 2005 were $65,000 and $70,000, respectively.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by KMJ Corbin & Company LLP for tax services, other than those services listed above, totaled $8,000 and $6,000, respectively.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NEXHORIZON COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheet of NexHorizon Communications, Inc. and subsidiaries (formerly Y-Tel International, Inc. and subsidiaries) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexHorizon Communications, Inc. and subsidiaries, at December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a working capital deficit of $772,745 and a stockholders' deficit of $635,126 at December 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/KMJ Corbin & Company LLP
Irvine, California
April 16, 2007


                                                                         NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                     (formerly Y-Tel International, Inc.)

                                                                                               CONSOLIDATED BALANCE SHEET

                                                                                                        December 31, 2006

-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash                                                                                                       $ 101
        Due from affiliate                                                                                        47,016
        Current portion of prepaid services                                                                       30,000
                                                                                                     --------------------
             Total current assets                                                                                 77,117

Property and equipment, net                                                                                      107,621

Other assets                                                                                                       1,248
Prepaid services, net of current portion                                                                          28,750
                                                                                                     --------------------

                                                                                                               $ 214,736
                                                                                                     ====================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                                                       $ 682,214
        Accrued expenses                                                                                         157,231
        Note payable, net of discount                                                                             10,417
                                                                                                     --------------------
             Total current liabilities                                                                           849,862


Commitments and contingencies

Stockholders' deficit:
        Preferred Series A stock, no par value, 2,550,000 shares authorized;
        566,667 shares issued and outstanding (liquidation preferrence of $2,550,000)                                 57
        Preferred Series B stock, no par value, 1,800,000 shares authorized;
        400,000 shares issued and none outstanding                                                                     -
        Preferred Series C stock, no par value, 650,000 shares authorized;
        144,444 shares issued and outstanding (liquidation preference of $650,000)                                    14
        Common stock, $0.0001 par value, 50,000,000 shares authorized;
        4,100,797 shares issued and outstanding                                                                      410
        Additional paid in capital                                                                            11,374,583
        Accumulated deficit                                                                                  (12,010,190)
                                                                                                     --------------------

        Total stockholders' deficit                                                                             (635,126)
                                                                                                     --------------------

                                                                                                               $ 214,736
                                                                                                     ====================


-------------------------------------------------------------------------------------------------------------------------
F-2                                                           See accompanying notes to consolidated financial statements


                                                              NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                          (formerly Y-Tel International, Inc.)

                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS



--------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                                        --------------------------------------
                                                                              2006                 2005
                                                                        -----------------    -----------------

Net sales                                                                       $ 91,211            $ 976,231

Cost of sales                                                                     86,713              352,144
                                                                        -----------------    -----------------

Gross profit                                                                       4,498              624,087
                                                                        -----------------    -----------------

Operating expenses:
Satellite, bandwidth and other telecommunications expenses                        24,851              135,556
Contract labor                                                                     9,789              154,229
Salaries and related expenses                                                    280,335              478,576
Noncash compensation                                                           2,251,196            2,997,401
Impairments                                                                       19,750              531,665
Loss on disposal of property and equipment                                             -              367,878
Other general and administrative expenses                                        227,304            1,197,512
                                                                        -----------------    -----------------

     Total operating expenses                                                  2,813,225            5,862,817
                                                                        -----------------    -----------------

Interest expense                                                                  33,679                2,800
                                                                        -----------------    -----------------

Net loss                                                                    $ (2,842,406)        $ (5,241,530)
                                                                        =================    =================



Basic and diluted loss per common share                                          $ (1.31)             $ (2.71)
                                                                        =================    =================


Weighted average number of common
shares outstanding - basic and diluted                                         2,164,685            1,934,240
                                                                        =================    =================











--------------------------------------------------------------------------------------------------------------
F-3                                                See accompanying notes to consolidated financial statements


                                                                                    NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                                (formerly Y-Tel International, Inc.)

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      For The Years Ended December 31, 2006 and 2005
                                                                                                                         (Continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Total
                                     Series A Preferred  Series C Preferred    Common Stock              Accumulated   Stockholders'
                                     Shares      Amount  Shares      Amount  Shares      Amount   APIC      Deficit     Deficit
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2004                 -      $ -          -     $ -  1,815,018     $ 182   5,716,638  $(3,926,254) $1,790,566
                                     ===============================================================================================

Common stock issued for cash               -        -          -       -    182,075        18     964,411            -     964,429

Estimated fair value of common
  stock issued for prepaid services        -        -          -       -      7,353         1     126,249            -     126,250

Issuance of common stock upon
   conversion of debt and accrued
   interest                                -        -          -       -      2,141         -      72,800            -      72,800

Estimated fair value of common
   stock issued for services               -        -          -       -     35,082         4     343,916            -     343,920

Estimated fair value of options
   issued for services                     -        -          -       -          -         -   1,387,125            -   1,387,125

Common stock issued on exercise
   of warrants                             -        -          -       -        212         -       2,100            -       2,100

Cancellation of EBI agreement              -        -          -       -    (35,294)       (4)   (404,692)           -    (404,696)

Settlement related to shares
   issued for note payable                 -        -          -       -          -         -     227,000            -     227,000

Net loss                                   -        -          -       -          -         -           -   (5,241,530) (5,241,530)
                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 2005                 -        -          -       -  2,006,587       201   8,435,547   (9,167,784)   (732,036)
                                     ==============================================================================================
Estimated fair value of pre-
    ferred stock issued for
    services                         566,667       57          -       -          -        -   1,903,943             -   1,904,000

Estimated fair value of
    preferred stock issued
    in connection with conver-
    sion of accounts payable               -        -    144,444      14          -        -     204,429             -     204,443

Common stock issued for cash               -        -          -       -     69,859        7      33,748             -      33,755

Estimated fair value of
    common stock issued for
    services                               -        -          -       -    631,320       63     356,072             -     356,135

Estimated fair value of common
    stock issued for the
    conversion of accounts
    payable to related party               -        -          -       -  1,098,913      110     191,290             -     191,400

Common stock issued on conver-
    sion of advance                        -        -          -       -    294,118       29      49,971             -      50,000

Estimated fair value of services
    rendered by management                 -        -          -       -          -        -      98,958             -      98,958




                                                                                                                        ...Continued
                                                                                    NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                                (formerly Y-Tel International, Inc.)

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      For The Years Ended December 31, 2006 and 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Total
                                     Series A Preferred  Series C Preferred    Common Stock              Accumulated   Stockholders'
                                     Shares      Amount  Shares      Amount  Shares      Amount   APIC      Deficit     Deficit
                                     -----------------------------------------------------------------------------------------------

Estimated fair value of BCF                -        -          -       -          -        -      39,063             -      39,063

Estimated fair value of warrants           -        -          -       -          -        -      10,937             -      10,937

Estimated fair value of warrants
   issued upon conversion of
   accounts payable
   and notes payable                       -        -          -       -          -        -      36,000             -      36,000


Vesting of warrants issued for
   services                                -        -          -       -          -        -      14,625             -      14,625

Net loss                                   -        -          -       -          -        -          -     (2,842,406) (2,842,406)
                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 2006            566,667    $ 57    144,444   $  14 $4,100,797  $   410 $11,374,583  $(12,010,190)  $(635,126)
                                     ==============================================================================================



----------------------------------------------------------------------------------------------------------------------------
F-5                                                              See accompanying notes to consolidated financial statements

                                                              (Continued)



                                                   NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                               (formerly Y-Tel-International, Inc.)

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For The Years Ended December 31, 2006 and 2005
                                                                                        (Continued)
---------------------------------------------------------------------------------------------------
                                                                           2006           2005
                                                                       --------------  ------------
Cash flows from operating activities:
    Net loss                                                            $ (2,842,406)  $ (5,241,530)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation                                                           29,986          68,791
       Bad debt expense                                                        8,216          55,000
       Estimated fair value of services rendered by management                98,958               -
       Estimated fair value of preferred and common stock
           issued for services                                             2,200,135         343,920
       Impairment of intangible asset                                              -         222,000
       Amortization of prepaid services and intangible assets                 18,436       1,269,160
       Impairment loss on prepaid services                                         -         150,000
       Impairment loss on property and equipment                              19,750         159,665
       Estimated fair value of options and warrants granted for
           consulting services                                                14,625       1,387,125
       Estimated fair value of warrants granted upon conversion
           of accounts  payable and avances                                   36,000               -
       Estimated fair value of warrants and beneficial conversion
           feature in connection with convertible note payables               10,417               -
       Loss on disposal of property and equipment                                  -         367,878
       Changes in operating assets and liabilities:
          Accounts receivable                                                  1,621          54,403
          Prepaid expenses and other assets                                   25,359          28,968
          Due from stockholders                                                    -           1,963
          Accounts payable and accrued expenses                              237,794         240,293
                                                                       --------------    ------------

    Net cash provided by (used in) operating activities                     (141,109)       (892,364)
                                                                       --------------    ------------

Cash flows from investing activities:
    Purchase of intangible assets oriceeds from the sale of property
          and equipment                                                            -         (25,000)
    Proceeds from the sale of property and equipment                               -          47,500
    Purchase of property and equipment                                             -        (162,527)
    Collection of note receivable                                             48,000               -
    Advances to affiliate                                                    (47,016)              -
                                                                       --------------    ------------

    Net cash used in investing activities                                        984        (140,027)
                                                                       --------------    ------------
Cash flows from financing activities:
    Issuance of common stock for cash                                         33,755         964,429
    Payments on note payable to related party                                      -         (17,500)
    Proceeds from the exercise of warrants                                         -           2,100
    Proceeds from the issuance of convertible debt                                 -          70,000
    Proceeds from issuance of notes payable - related party                  100,000               -
                                                                       --------------    ------------

    Net cash provided by financing activities                                133,755       1,019,029
                                                                       --------------    ------------

Decrease in cash                                                              (6,370)        (13,362)

Cash at beginning of year                                                      6,471          19,833
                                                                       --------------    ------------

Cash at end of year                                                            $ 101         $ 6,471
                                                                       ==============    ============

Supplemental disclosure of cash flow information - Cash paid during the year for:
       Interest                                                                  $ -            $ -
                                                                       ==============   ============
       Income taxes                                                              $ -            $ -
                                                                       ==============   ============
F-6


                                                   NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                               (formerly Y-Tel-International, Inc.)

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For The Years Ended December 31, 2006 and 2005
---------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities:
    Forgiveness of amounts due to related party                                  $ -      $ 227,000
                                                                       ==============   ============
    Value of shares cancelled related to termination of EBI agreement            $ -      $ 404,696
                                                                       ==============   ============
    Receivable in connection with the termination of intangible
         asset agreement                                                         $ -       $ 55,000
                                                                       ==============   ============
    Issuance of common stock upon conversion of accounts and notes
         payable and accrued interest                                        241,400        $72,800
                                                                       ==============   ============
    Issuance of common stock for prepaid services and distribution
         rights                                                             $ 60,000      $ 126,250
                                                                       ==============   ============
    Cancellation of debt in connection with sale of property and
         equipment                                                               $ -      $ 310,098
                                                                       ==============   ============
    Offset of amounts due from related parties with amounts due
         to related parties                                                      $ -       $ 44,800
                                                                       ==============   ============
    Note receivable in connection with sale of property and equipment            $ -       $ 48,000
                                                                       ==============   ============
    Issuance of preferred stock upon conversion of accounts payable        $ 204,443            $ -
                                                                       ==============   ============
    Estimated fair value of warrants and beneficial conversion feature      $ 50,000            $ -
                                                                       ==============   ============


---------------------------------------------------------------------------------------------------
F-7                                     See accompanying notes to consolidated financial statements

                                          (Continued)

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

Nature of Business

Consolidated Pictures Corp, ("CPC") was incorporated in Delaware on January 16, 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, LLC ("Y-Tel") in a reverse acquisition transaction. On December 26, 2004, CPC changed its name to Y-Tel International, LLC. On January 29, 2007, Y-Tel changed its name to NexHorizon Communications, Inc. ("NexHorizon or the Company" hereafter).

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes. In 2005, the Company developed its own Voice over Internet Protocol ("VoIP") network and migrated its customers from the older DMS platform to the new VoIP infrastructure. In December 2005, the Company sold off its DMS equipment for a combination of cash and debt relief.

On October 17, 2006, the Company entered into an agreement of Plan of Merger (the "Merger") with Sunrise Television Network, Inc., ("STN"). Pursuant to the Merger, all of the outstanding shares of STN's common stock will be exchanged into 400,000 shares of the Company's Series B preferred stock. The Series B are being held in escrow to be issued to the shareholders of record of STN on a date approximately 10 days after the completion of the STN audit and will be disbursed to such shareholders effective upon the satisfaction of all closing conditions. The Series B shares of preferred stock are convertible into 2,666,667 shares of common stock, as amended.

Immediately after executing the Merger, the officers of the Company resigned and the former management of STN accepted the new positions.

Subsequent to entering into the Merger and prior to the closing of the Merger (which is expected in the second quarter of 2007), the Company issued an aggregate of 566,667 shares of Series A preferred stock to former members of management of STN as compensation for resigning from their positions at STN and accepting management and board positions with the Company. As a result, the Company anticipates recording the Merger as a "reverse acquisition" whereby STN will be considered to be the accounting acquirer as it retained control of the Company after the Merger.

The closing of the Merger is subject to the delivery of audits for STN and its subsidiary. The related audits were not completed at December 31, 2006, which precluded the related acquisition from being recorded for accounting purposes. The Company expects the audits to be completed and to record the transaction in the second quarter of 2007.

In January 2007, the Company changed its name to NexHorizon Communications, Inc. and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stocks. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.

In connection with the pending acquisition, the Company has changed its business objective from being a telecommunication carrier to a cable television services provider. In addition, the Company seeks to identify a series of strategically targeted rural cable systems and networks for acquisition. The Company hopes to expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High Speed, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies. Management of the Company believes that this will result in increased reliability and capability, growing revenue and profit while decreasing expenses.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $772,745 at December 31, 2006 and has incurred operating losses and had negative cash flows from operations during the years ended December 31, 2006 and 2005, and has a lack of operational history, which among other factors, raise substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NexHorizon Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, due from affiliate, accounts payable, accrued expenses and note payable, have carrying amounts that approximate their fair values due to their short maturities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the reliability of amounts due from affiliate, property and equipment and prepaid services and the valuation of stock options, warrants and deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At December 31, 2006, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

In 2006, the Company offered its services predominantly to international customers located outside the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

In 2007, the Company will offer its services predominantly to rural customers located within the United States and will extend credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company will monitor its exposure for credit losses and maintain allowances for anticipated losses, if required. Although the Company will expect to collect amounts due, actual collections may differ from the estimated amounts. The Company does not expect any customer to exceed 5% of its total accounts receivable.

One customer accounted for 75% and 73% of the total net sales for the years ended December 31, 2006 and 2005, respectively. All funds due from this customer have been collected as of December 31, 2006.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. On December 12, 2005, the Company sold the assets in Miami, Florida and Panama City, Panama and recorded a loss on sale of property and equipment of $367,878 (see Note 4).

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. For the years ended December 31, 2006 and 2005, the Company recorded $19,750 and $531,665 of impairment charges, respectively. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. Through 2006, the Company's revenue was generated from two sources: 1) the sale of traffic (minutes) to other telecom companies, whereby the revenue is recognized when invoiced to the customer, which approximates the time the phone calls are placed; and 2) port rental charges resulting from leasing a portion of the DMS switch to Digicel, whereby the revenue is recognized during the month in which the revenue applies. Effective November 15, 2005, the Company completed its contractual obligations to Digicel and terminated the contract. The DMS switch was subsequently sold on December 12, 2005 (see Note 4), thereby completing the migration from the old DMS technology to the new VoIP infrastructure.

Stock-Based Compensation

At December 31, 2006, the Company had one stock-based compensation plan. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the year-ended December 31, 2006 and 2005, as all options granted under the plan were fully vested.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

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

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the year-ended December 31, 2006, there was no excess tax benefit to the Company.

For the year-ended December 31, 2006, the Company did not recognize compensation cost as a result of the adoption of SFAS No. 123(R).

The following table illustrates the effect on net loss and net loss per share for the year-ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------
                                                                 Year Ended
                                                             December 31, 2005
                                                             ------------------

Net loss, as reported                                          $   (5,241,530)

Deduct:
  Total stock-based employee
    compensation under APB
    No. 25, net of related
    tax expense                                                             -

Add:
  Total stock-based employee
  compensation expense
  under fair value based
  method for all awards,
  net of related tax effect                                                 -
                                                                ---------------
Pro forma net loss                                              $  (5,241,530)
                                                                ===============
Basic and diluted loss per
  share - as reported
                                                                $       (2.71)
                                                                ===============
Basic and diluted loss per
  share - pro forma
                                                                $       (2.71)
                                                                ===============
Issuance of Stock for Non-Cash Consideration

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid services in its consolidated balance sheet (see Note 6).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2006 and 2005, the Company had no potentially dilutive securities that would affect loss per share.

Beneficial Conversion Feature

The convertible features of a convertible note provides for a rate of conversion that is below market value (see Note 5). Such feature is characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27,Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instrument. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") adopted Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, which defines the threshold for recognizing the benefits of tax return positions as well as provides guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC Staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31, 2006:

Equipment                                                     $     149,931

Less accumulated depreciation                                       (42,310)
                                                               ------------

Fixed assets, net                                             $     107,621
                                                               ============

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

Depreciation expense for property and equipment for the periods ended December 31, 2006 and 2005 was $29,986 and $68,791 respectively.

On August 3, 2005, the Company entered into an agreement to sell its property and equipment in Panama for $300,000. Management concluded that the opportunities in Panama had significantly changed and no longer required a DMS platform to generate revenue. Accordingly, the Company recorded an impairment loss of $159,665 based on the excess of the book value over the fair market value of such assets on that date.

As of December 12, 2005, the above referenced sale had not occurred. Therefore, on December 12, 2005, the Company entered into a sales agreement (the "Sales Agreement") with AIT and a tri-party agreement with AIT and unrelated third party, whereby the Company agreed to sell its fixed assets located in Panama City, Panama and Miami, Florida (see Note 4).

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

Effective June 2005, the Company terminated the contract with EBI, canceling all shares and requiring EBI to refund all advances made by the Company under the Distribution Agreement, which totaled $55,000 due to alleged breach of contract by EBI. In connection with the contract termination, the Company cancelled the 300,000 shares of common stock issued to EBI (valued at $404,696 on the date of cancellation) and recorded the difference between the fair value of the stock cancelled by the Company and the unamortized value of the intangible asset as an impairment loss of $222,000 in the accompanying consolidated statement of operations. In addition, the Company wrote-off the amounts due from EBI of $55,000 due to the uncollectibility of such amounts.

During the year ended December 31, 2005 the Company expensed $36,554 through the date of termination.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2006, the Company recorded compensation expense and additional paid in capital aggregating $98,958 in connection with salaries waived by certain members of management.

In October 2006, the Company issued 144,444 shares of preferred stock to a member of management in connection with the conversion of accrued expenses of $204,443.

On October 17, 2006, the Company entered into an agreement of Plan of Merger (the "Merger") with Sunrise Television Network, Inc., ("STN"). Pursuant to the Merger, all of the outstanding shares of STN's common stock will be exchanged into 400,000 shares of the Company's Series B preferred stock. The Series B are being held in escrow to be issued to the shareholders of record of STN on a date approximately ten days, from the completion of the STN audit (see Note 1).

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------

In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bore interest at 9.75% and was due on demand. In December 2006, the Company issued 294,118 shares of common stock, based on the fair market value on that date, in full satisfaction of the amounts due. In addition, upon conversion, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes option pricing model) and recorded as interest expense in the accompanying consolidated statements of operations in 2006. The warrant is exercisable at $0.17 per share, vested upon grant and expires in December 2007.

In October 2006, the Company settled $191,400 of its amounts due to a related party with the issuance of 1,098,913 restricted common shares at an estimated fair value of $0.17 per share (based on the fair value of the common stock at the measurement date). As additional consideration for converting such amounts, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes option pricing model) and recorded as non-cash compensation in the accompanying consolidated statement of operations during 2006.

In October 2006, the Company issued 294,118 shares of common stock in connection with the performance of consulting services. The shares were valued at $50,000 or$0.17 per share (based on the fair value of the common stock at the measurement date) and expensed during the year ended December 31, 2006.

In May 2006, the Company issued 194,118 shares of restricted common stock to two of its board members for services provided. The shares were valued at $231,000 (based on the fair value of the common stock at the measurement date) and expensed during 2006.

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


Cancellation of debt                         $              310,098
Note receivable                                              48,000
Cash                                                         47,500
Sale of fixed assets                                      (773,476)
                                                --------------------
                                             $            (367,878)
                                                ====================


The Company entered into consulting agreements with three stockholders for services provided through June 2005 (see Note 8).

NOTE 5 - DEBT
-------------

In October 2006, the Company issued a one (1) year convertible note payable (the "Convertible Note") totaling $50,000, bearing interest at 7.5% per annum. The one (1) year Convertible Note, at the holder's option, may convert the Note to restricted common shares at $.17 per share The Convertible Note also included 23,529 warrants exercisable at $0.17. In connection with the issuance of the note, the Company recorded a debt discount of $50,000, consisting of a beneficial conversion feature of $39,063 and the relative fair value of the warrant of $10,937. The Company is amortizing the discount using the effective interest method through October 2007. During 2006, approximately $10,417 of interest expense was recognized in the accompanying consolidated statement of operations in connection with amortization of the debt discount.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

In June 2005, the Company issued a convertible note payable (the "Convertible Note") totaling $70,000, bearing interest at 8% per annum. Principal and interest were due on June 22, 2007. The Convertible Note and accrued interest of $2,800 was converted at $34.00 per share into 2,141 shares of the Company's common stock in December 2005.


NOTE 6 - EQUITY
---------------

Preferred Stock

During the year ended December 31, 2006, the Company issued shares of Series A Preferred Stock, $0.0001 par value per share ("Series A Preferred Stock"). The Series A Preferred Stock shall bear no dividend. The Series A Preferred Stock converts into common stock at a conversion rate of 4.94 share of common stock for each share of preferred stock at the option of the holder. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.50 per share of the Series A Preferred Stock before any payment is made or any assets distributed to the holders of the common stock. The total Series A Preferred Stock shall have the voting rights of 51% of all common shares represented at and entitled to vote at any meeting of the shareholders. The Company has authorized 2,550,000 shares of preferred stock as Series A Preferred Stock.

During the year ended December 31, 2006, the Company also  authorized  1,800,000
Series B Preferred Stock, $0.0001 par value per share ("Series B Preferred Stock"). The Series B Preferred Stock shall bear no dividend. The Series B Preferred Stock converts into common stock at a conversion rate of 6.67 share of common stock for each share of preferred stock. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holder of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.50 per share of the Series B Preferred Stock after all Series A Preferred stock is paid, if any, but before any payment is made or any assets distributed to the holders of the common stock. If there are no issued and outstanding Series A Preferred Stock, the total Series B Preferred shall have voting rights of 51% of all common shares represented at and entitled to vote at any meeting of the shareholders. If there are issued and outstanding Series A Preferred Stock, then the Series B Preferred Stock shall have the number of votes equal to the equivalent common shares.

During the year ended December 31, 2006, the Company issued shares of Series C Preferred Stock, $.0001 par value per share ("Series C Preferred Stock"). The Series C Preferred Stock shall bear no dividend. The Series C Preferred Stock converts into common stock at a conversion rate of 4.20 share of common stock for each share of preferred stock. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holder of the Series C Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.50 per share of the Series C Preferred Stock after all Series A and B Preferred stock is paid, if any, but before any payment is made or any assets distributed to the holders of the common stock. If there are no issued and outstanding Series A or B Preferred Stock, the total Series C Preferred shall have voting rights of 51% of all common shares represented at and entitled to vote at any meeting of the shareholders. If there are issued and outstanding Series A and or B Preferred Stock, then the Series C Preferred Stock shall have the number of votes equal to the equivalent common shares. The Company has authorized 650,000 shares of preferred stock as Series C Preferred Stock.

During the year ended December 31, 2006, the Company issued 566,667 shares of Series A Preferred Stock as compensation for certain members of management and the board of directors as signing bonuses. The Series A Preferred Stock was valued at $1,904,000 based on the estimated fair value of the common stock equivalents on the date of grant (See Note 4). In January 2007, such shares were converted into 2,800,000 shares of common stock.

During the year ended December 31, 2006, the Company issued 400,000 shares of Series B Preferred Stock in connection with an acquisition (see Note 1).

During the year ended December 31, 2006, the Company issued 144,444 shares of Series C Preferred Stock in connection with the conversion of amounts due a related party. The Series C Preferred Stock was valued at $204,443 based on the estimated fair value of the common stock equivalents on the date of grant (See
Note 4). In January 2007, such shares were converted into 606,667 shares of common stock.

Common Stock

During the year ended December 31, 2006, the Company entered into the following common stock transactions with related parties (see Note 4): o Issued an aggregate of 488,236 shares for consulting services valued at $281,000; and o Issued an aggregate of 1,393,031 shares of common stock upon conversion of $241,400 of accounts payable and accrued expenses.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

During the year-ended December 31, 2006 the Company issued 69,859 shares of restricted common stock for cash totaling $33,755.

NOTE 6 - EQUITY (Continued)
---------------------------

During the year-ended December 31, 2006, the Company issued 143,084 shares of common stock to consultants for $75,135 in connection with services. The Company capitalized $60,000 of such amount and recorded it as prepaid services in the accompanying balance sheet. Such amount will be amortized to expense over the life of the related agreement, of which $1,250 was expensed in 2006 (see Note
8).

On December 1, 2005 the Company entered into a stock purchase agreement with Mercatus & Partners regarding the purchase of 308,824 shares of common stock for $1,200,000. The agreement was not consummated and the stock certificates issued have been cancelled and returned to the Company in the third quarter of 2006.

During the year ended December 31, 2005 the Company issued 182,075 shares of restricted common stock for cash totaling $964,429.

In December 2005, the Company issued 2,141 shares of common stock in connection with the conversion of notes payable and accrued interest (see Note 5).

During the year ended December 31, 2005, the Company issued 212 shares of common stock for $2,100 in connection with the exercise of warrants.

During the year ended December 31, 2005, the Company issued 8,824 shares of restricted common stock to the Company's new Chief Technical Officer and 5,883 shares of restricted common stock to a new board member as signing bonuses. The aggregate of 14,707 shares were valued at $175,000 (based on the fair value of the common stock at the respective measurement dates) and expensed during the year ended December 31, 2005.

During the twelve month period ended December 31, 2005, the Company issued 20,376 shares of restricted common stock to various consultants in connection with the performance of consulting services. The 20,376 shares were valued at $168,920 (based on the fair value of the common stock at the respective measurement dates) and expensed during the year ended December 31, 2005.

During the twelve month period ended December 31, 2005, the Company issued 7,353 shares of restricted common stock to various consultants in connection with the performance of consulting services to be performed through March 2006. The 7,353 shares were valued at $126,250 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid services in the accompanying consolidated balance sheet. Such amount will be amortized to expense over the lives of the related agreements, of which $17,186 and $109,064 was expensed during the years ended December 31, 2006 and 2005, respectively.

Stock Options

In connection with the reverse acquisition of CPC (see Note 1), the Company adopted the existing 2001 Stock Option Plan (the "Plan") of CPC. The Plan has reserved 3,500,000 shares of common stock, as amended. Under provisions of the Plan, the exercise price of the options shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors.

During the year ended December 31, 2005, the Company expensed $1,226,250 as stock compensation expenses for the vesting of options issued to consultants during fiscal 2004. In connection with consulting agreements (see Note 8) with three Company stockholders, the Company issued options to purchase an aggregate of 176,470 shares of common stock during fiscal 2004, with an exercise price of $4.68, which vested immediately and expire through September 2007. The options were valued using the Black Scholes option pricing model at an aggregate of $1,635,000. The Company amortized such amount over the lives of the related consulting agreements which ended on June 30, 2005.

In connection with employment agreements (see Note 8), during 2004, the Company issued options to purchase an aggregate of 117,647 shares of common stock to two officers, with an exercise price of $4.68, which vested immediately and expire through September 2007. The Company recorded compensation expense of $550,000 in connection with the issuance of the employee options.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005


NOTE 6 - EQUITY (Continued)
---------------------------

Stock option activity for the years ended December 31, 2006 and 2005 is as follows:

                                                               Weighted Average
                                                Number          Exercise Price
                                              of Options           Per Share
                                          ---------------     ------------------
      Outstanding at January 1, 2005            294,118         $          4.68
         Granted                                      -                       -
         Exercised                                    -                       -
         Canceled                                     -                       -
                                          ---------------     ------------------
      Outstanding and exercisable at
         December 31, 2005 and  2006            294,118              $     4.68
                                          ===============     ==================


There were no options granted during 2006 or 2005. The weighted average remaining contractual life of these options at December 31, 2006 was 0.75 years.

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


Warrants

During the year ended December 31, 2006, in connection with the settlement of accounts payable, the Company issued 47,058 warrants which were vested upon grant and expire in December 2007 (see Note 4). The warrants are exercisable at $0.17 per share. The shares were valued at $36,000 based on the Black Scholes option pricing model.

In connection with the issuance of a convertible note payable, the Company issued a warrant to purchase 23,529 shares of the Company's common stock (see
Note 5).

In connection with the reverse acquisition with CPC (see Note 1), the Company assumed warrants to issue 3,282 shares of the Company's common stock and warrants to issue 3,282 shares of the Company's common stock. The warrants are exercisable at $8.50, vested upon grant and expired in September 2006, as amended. Based on the estimated fair value of the warrants at the date of the expiration extension, there was no additional expense recorded. The warrants are exercisable at $12.75 per share, vested upon grant and expired in September 2006.

During the year ended December 31, 2005, a total of 141 Warrants and 71 Warrants were exercised for total proceeds of $2,100.

During the year ended December 31, 2005, the Company issued a warrant to purchase 5,882 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through January 2006. The warrant was valued at $175,500 (based on the Black Scholes option pricing model), has an exercise price of $34.00, vests monthly through January 2006 and expires in January 2008. Such amount is being expensed over the life of the related agreement, of which $14,625 and $160,875 was expensed during the years ended December 31, 2006, and 2005, respectively.

The following represents a summary of the warrants outstanding for the years ended December 31, 2006 and 2005:

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

NOTE 6 - EQUITY (Continued)
---------------------------


                                                                                          Weighted Average
                                                                         Number            Exercise Price
                                                                      of Warrants            Per Share
                                                                   -------------------   -------------------
   Outstanding at January 1, 2005                                              6,564        $       10.63
     Granted                                                                   5,882                34.00
     Exercised                                                                 (212)                 9.95
     Expired/Forfeited                                                             -                    -
                                                                   -------------------   -------------------
   Balance at December 31, 2005                                               12,234       $        21.76
     Granted                                                                  70,587                 0.17
     Exercised                                                                    -                     -
     Expired/Forfeited                                                        (6,564)               10.63
                                                                   -------------------   -------------------
   Balance at December 31, 2006                                               76,257       $         2.73
                                                                   -------------------   -------------------
   Weighted average fair value of warrants granted:
            2006                                                     $          0.08
                                                                   -------------------
            2005                                                     $         29.84
                                                                   -------------------


The following summarizes information about warrants outstanding at December 31, 2006:


                                                Warrants Outstanding                                   Warrants Exercisable
                           ----------------------------------------------------------------    -------------------------------------
                                                        Weighted
                                                         Average              Weighted                                  Weighted
                                 Number of              Remaining             Average               Number              Average
         Exercise                 Shares               Contractual            Exercise                of                Exercise
          Price                 Outstanding           Life (Years)             Price                Shares               Price
   --------------------    ---------------------   -------------------   ------------------    -------------------------------------
    $0.17                                70,587            0.9              $         0.17             70,587                 $0.17
    $10.63 - $34.00                       5,670            1.1              $        21.76              5,670                 21.76

                           ---------------------                         ------------------    -------------------------------------

                                         76,257                             $        2.73              76,257                 $2.73
                           =====================                         ==================    =====================================


The fair value of each warrant granted during 2006 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 250%, (iii) weighted average risk free interest rate of 5.0% and (iv) average expected life of 1 year.

The fair value of each warrant granted during 2005 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 175%, (iii) weighted average risk free interest rate of 3.9% and (iv) average expected life of 3 year.


NOTE 7 - INCOME TAXES
---------------------

At December 31, 2006, the Company had approximately $9,916,000 of federal and state net operating loss carry forwards for tax reporting purposes available to offset future taxable income; federal and state net operating loss carry forwards expire through 2026. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2006, the effect of such limitation, if imposed, has not been determined.

Deferred tax assets consist primarily of the tax effect of net operating loss carry forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding reliability. The valuation allowance increased approximately $1,202,000 and $1,989,000 during the years ended December 31, 2006 and 2005, respectively.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

Deferred tax assets consist of the following at December 31, 2006:



            Net operating loss carry forwards          $        3,867,000
            Less valuation allowance                           (3,867,000)
                                                        -----------------

                                                       $                -
                                                        =================

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31, 2006 and 2005:
                                                          2006          2005
                                                       ---------     ---------
    Computed benefit at federal statutory rate             (34)%         (34)%
    State income tax benefit, net of federal effect         (6)%          (6)%
    Increase in valuation allowance                         42%           38%
    Other                                                   (3)%           2%
                                                       ---------     --------
                                                             -             -
                                                       =========     =========

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

Employment Agreements

During 2004, the Company entered into employment agreements with two officers. Effective November 28, 2005, the Company terminated the employment agreement with the CEO, pursuant to the termination provisions within the contract. The remaining employment with the CFO is

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------

in through September 2006 and continues in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contract. Future annual minimum payments under this employment agreement approximate $144,000, with potential annual increases, as defined. In connection with these employment agreements, the Company issued options in 2004 to purchase an aggregate of 117,647 shares of common stock (see Note 6).

In October 2006, employment agreements with three (3) officers were executed for a three (3) year term. The future annual minimum payments under the agreements is approximately $250,000, $225,000 and $200,000, with potential annual increases, as defined.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2006 and 2005

Consulting Agreements

In December 2006, the Company executed a two year Consulting Agreement for broker relations. The two year agreement is renewable and cancellable with sixty
(60) notice of termination. The service was paid in advance with the issuance of 117,647 restricted common shares at $0.51 per share.

In October 2004, the Company entered into consulting agreements with three stockholders. Such agreements were in effect through June 2005 and provided for aggregate monthly consulting fees of $36,000. In connection with the consulting agreements, the Company issued options to purchase an aggregate of 176,470 shares of common stock (see Note 6).

Operating Leases

The Company leases its facilities under cancelable operating lease agreements. The leases expire on various dates through July 2006 and provide for aggregate monthly rents of approximately $700. Rental expense for the years ended December 31, 2006 and 2005 was approximately $15,805 and $127,000, respectively.

NOTE 9 - SUBSEQUENT EVENTS (unaudited)
--------------------------------------

In January 2007 the Board of Directors approved a new 2007 Stock Option Plan (the "Plan") of NexHorizon. The Plan has reserved 1,100,000 shares of common stock, as amended. Under provisions of the Plan, the exercise price of the options shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors.

In January 2007, holders of 566,667 shares of Series A Preferred Stock and 144,444 shares of Series C Preferred Stock converted such shares into an aggregate of 3,406,667 shares of common stock.

In January 2007, the Company changed its name to NexHorizon Communications, Inc. and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stock. The financial statements presented herein have been restated to reflect the reverse stock splits as if they had occurred at the beginning of each period presented.

In the first quarter of 2007 the Company settled $7,832 of accounts payable with the issuance of 29,612 restricted common shares at an average price of $0.26 per share.

On February 1, 2007, the Company issued 387,002 shares of restricted common stock to STN for a note receivable in the amount of $146,200. STN used the common stock to acquire 13 rural Colorado cable TV systems. Upon the closing of the Merger, the note receivable will be eliminated upon consolidation.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000. The Company is selling units at $2,000 for 10,000 restricted common shares plus Class A and Class B warrants at $.40 and $.75, respectively. As of April 16, 2007, the Company has not sold any units under the Offering Memorandum.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NEXHORIZON COMMUNICATIONS, INC.

Date:  April 17, 2007                   By: /s/ Calvin D. Smiley, Sr.
                                            -------------------------
                                            Calvin D. Smiley, President
                                            and Chief Executive Officer

Date:  April 17, 2007                   By: /s/ Daniel M. Smith
                                            -------------------
                                            Daniel M. Smith, Chief Financial
                                            Officer and Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 17, 2007                   By: /s/ Calvin D. Smiley, Sr.
                                            -------------------------
                                            Calvin D. Smiley, President,
                                            Chief Executive Officer and Director

Date:  April 17, 2007                   By: /s/ Daniel M. Smith
                                            -------------------
                                            Daniel M. Smith, Chief Financial
                                            Officer, Executive Vice President
                                            and Director



Date:  April 17, 2007                   By: /s/ John T. Conroy
                                            ------------------
                                            John T. Conroy, Director



Date:  April 17, 2007                   By: /s/ Gregory J. Liptak
                                            ---------------------
                                            Gregory J. Liptak, Director