Form 10KSB/A
period 2006-12-31
NexHorizon Communications, Inc.
filed 2007-04-18
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                  AMENDMENT #1


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

                                                                             KMJ
                                                                Corbin & Company
                                              Business Advisors    Tax and Audit


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