Form 10QSB
period 2007-03-31
NexHorizon Communications, Inc.
filed 2007-05-21
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                          Commission File No. 000-33327

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
                 (Name of Small Business Issuer in its Charter)


               DELAWARE                                   13-4151225
     -------------------------------             ----------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation of organization)               Identification Number)

                    9737 Wadsworth Pkwy Westminster, CO 80021
               --------------------------------------------------
                     (Address of principal executive office)

                                 (303) 404-9700
                                ----------------
                           (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90
days.   Yes [X]         No [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]         No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2007, there were 9,647,216 shares of the registrant's sole class of common stock outstanding.

Transitional small business format (check one)   Yes [  ]      No [X]

                         NEXHORIZON COMMUNICATIONS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

Item 1      Financial Statements                                              3

Item 2      Management's Discussion and Analysis or Plan of Operation        13

Item 3      Controls and Procedures                                          14


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                16

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds      16

Item 3      Defaults upon Senior Securities                                  16

Item 4      Submission of Matters to a Vote of Security Holders              16

Item 5      Other Information                                                16

Item 6      Exhibits                                                         16


SIGNATURES                                                                   17


                                                                         NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                     (formerly Y-Tel International, Inc.)

                                                                                     CONDENSED CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------------
                                                                                                         March 31, 2007
ASSETS

Current assets:
        Cash                                                                                                        $ 88
        Due from affiliate                                                                                       217,634
        Prepaid expenses                                                                                          53,163
        Current portion of prepaid services                                                                       30,000
                                                                                                     --------------------
             Total current assets                                                                                300,885

Property and equipment, net                                                                                      158,102

Other assets                                                                                                       2,925
Prepaid services, net of current portion                                                                          21,250
                                                                                                     --------------------
                                                                                                               $ 483,162
                                                                                                     ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                                                       $ 761,004
        Accrued expenses                                                                                         146,017
        Current portion of notes payable, net of discount                                                         54,168
                                                                                                     --------------------
             Total current liabilities                                                                           961,189

Notes payable, net of current portion                                                                             57,346
                                                                                                     --------------------

                                                                                                             $ 1,018,535
                                                                                                     --------------------
Commitments and contingencies

Stockholders' deficit:
        Preferred Series A stock, $0.0001 par value, 2,550,000 shares authorized;
           no shares issued and outstanding                                                                            -
        Preferred Series B stock, $0.0001 par value, 1,800,000 shares authorized;
           400,000 shares issued and none outstanding                                                                  -
        Preferred Series C stock, $0.0001 par value, 650,000 shares authorized;
           no shares issued and outstanding                                                                            -
        Common stock, $0.0001 par value, 50,000,000 shares authorized;
           9,347,215 shares issued and outstanding                                                                   935
        Additional paid in capital                                                                            11,843,433
        Accumulated deficit                                                                                  (12,379,741)
                                                                                                     --------------------

        Total stockholders' deficit                                                                             (535,373)
                                                                                                     --------------------

                                                                                                               $ 483,162
                                                                                                     ====================
-------------------------------------------------------------------------------------------------------------------------

                                                    See accompanying notes to condensed consolidated financial statements


                                                               NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                           (formerly Y-Tel International, Inc.)

                                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



---------------------------------------------------------------------------------------------------------------

                                                                          Three Months Ended March 31,
                                                                  ---------------------------------------------
                                                                          2007                    2006
                                                                  ---------------------    --------------------
Net sales                                                                          $ -                $ 88,965

Cost of sales                                                                        -                  83,675
                                                                  ---------------------    --------------------

Gross profit                                                                         -                   5,290
                                                                  ---------------------    --------------------

Operating expenses:
Satellite, bandwidth and other telecommunications expenses                           -                  24,851
Contract labor                                                                       -                   5,289
Salaries and related expenses                                                  179,968                  45,092
Other general and administrative expenses                                      120,647                 169,884
                                                                  ---------------------    --------------------

     Total operating expenses                                                  300,615                 245,116
                                                                  ---------------------    --------------------

Interest expense                                                                22,053                       -
Other expense                                                                   46,883                       -
                                                                  ---------------------    --------------------

Net loss                                                                    $ (369,551)             $ (239,826)
                                                                  =====================    ====================



Basic and diluted loss per common share                                        $ (0.04)                $ (0.12)
                                                                  =====================    ====================


Weighted average number of common
shares outstanding - basic and diluted                                       6,947,900               2,012,368
                                                                  =====================    ====================


---------------------------------------------------------------------------------------------------------------
                                          See accompanying notes to condensed consolidated financial statements

                                       4

                                                                             NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                         (formerly Y-Tel International, Inc.)

                                                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended March 31,
                                                                                      ---------------------------------------
                                                                                            2007                 2006
                                                                                      ------------------  -------------------
Cash flows from operating activities:
      Net loss                                                                               $ (369,551)          $ (239,826)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation                                                                             9,075                7,497
         Estimated fair value of common stock issued to employees                               215,633                    -
         Estimated fair value of common stock issued for services                                 4,500                  600
         Amortization of prepaid services and intangible assets                                   7,500               17,186
         Estimated fair value of warrants granted                                                14,661               14,625
         Estimated fair value of beneficial conversion feature in connection
            with convertible note payables                                                       10,507                    -
         Changes in operating assets and liabilities:
            Accounts receivable                                                                       -              (12,458)
            Prepaid expenses and other assets                                                    (2,490)                   -
            Accounts payable and accrued expenses                                                82,780              165,368
                                                                                      ------------------  -------------------
      Net cash used in operating activities                                                     (27,385)             (47,008)
                                                                                      ------------------  -------------------
Cash flows from investing activities:
      Purchase of property and equipment                                                         (2,210)                   -
      Collection of note receivable                                                                   -               24,000
      Advances to affiliate                                                                     (24,418)                   -
                                                                                      ------------------  -------------------
      Net cash (used in) provided by investing activities                                       (26,628)              24,000
                                                                                      ------------------  -------------------
Cash flows from financing activities:
      Issuance of common stock for cash                                                               -               20,655
      Proceeds from the exercise of warrants                                                      4,000                    -
      Proceeds from issuance of notes payable                                                    50,000                    -
                                                                                      ------------------  -------------------
      Net cash provided by financing activities                                                  54,000               20,655
                                                                                      ------------------  -------------------
Decrease in cash                                                                                    (13)              (2,353)

Cash at beginning of period                                                                         101                6,471
                                                                                      ------------------  -------------------
Cash at end of period                                                                              $ 88              $ 4,118
                                                                                      ==================  ===================
Supplemental  disclosure of cash flow  information -
    Cash paid during the period for:
         Interest                                                                                   $ -                  $ -
                                                                                      ==================  ===================
         Income taxes                                                                               $ -                  $ -
                                                                                      ==================  ===================
Supplemental schedule of noncash investing and financing activities:
      Issuance of common stock upon conversion of accounts payable                             $ 15,204                  $ -
                                                                                      ==================  ===================
      Issuance of common stock for prepaid services                                            $ 16,850                  $ -
                                                                                      ==================  ===================
      Estimated fair value of debt discount in connection with the issuance of
         notes payable                                                                         $ 25,117                  $ -
                                                                                      ==================  ===================
      Issuance of notes payable for fixed assets                                               $ 57,346                  $ -
                                                                                      ==================  ===================
      Issuance of common stock as deferred acquisition cost                                    $ 40,000                  $ -
                                                                                      ==================  ===================
      Conversion of Series A and C preferred stock to common                                       $ 71                  $ -
                                                                                      ==================  ===================
      Issuance of common stock for note receivable from affiliate                             $ 146,200                  $ -
                                                                                      ==================  ===================
-----------------------------------------------------------------------------------------------------------------------------
                                                        See accompanying notes to condensed consolidated financial statements

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

Company Description and Nature of Operations
--------------------------------------------

Management's Representation

The accompanying unaudited condensed consolidated financial statements include the accounts of NexHorizon Communications, Inc. (formerly known as Y-Tel International, LLC), a Delaware corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Nature of Business

Consolidated Pictures Corp, ("CPC") was incorporated in Delaware on January 16, 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, Inc. ("Y-Tel") in a reverse merger transaction. On December 26, 2004, CPC changed its name to Y-Tel International, LLC. On January 29, 2007, Y-Tel changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company" hereafter).

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes.

On October 17, 2006, the Company entered into an agreement of Plan of Merger (the "Merger") with Sunrise Television Network, Inc. ("STN"). Pursuant to the Merger, all of the outstanding shares of STN's common stock will be exchanged into 400,000 shares of the Company's Series B preferred stock. The Series B shares are being held in escrow to be issued to the shareholders of record of STN on a date approximately 10 days after the completion of the STN audit and will be disbursed to such shareholders effective upon the satisfaction of all closing conditions. The Series B shares of preferred stock are convertible into 2,666,667 shares of common stock.

After executing the Merger, the officers of the Company resigned, and the former management of STN accepted the new positions.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Subsequent to entering into the Merger and prior to the closing of the Merger (which is expected in the second quarter of 2007), the Company issued an aggregate of 566,667 shares of Series A preferred stock to former members of management of STN as compensation for resigning from their positions at STN and accepting management and board positions with the Company. As a result, the Company anticipates recording the Merger as a "reverse merger" whereby STN will be considered to be the accounting acquirer as it will retain control of the Company after the Merger.

The closing of the Merger is subject to the delivery of audits for STN and its subsidiary. The related audits were not completed at March 31, 2007, which precluded the related acquisition from closing. The Company expects the audit to be completed and to close the transaction in the second quarter of 2007.

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

In connection with the pending Merger, the Company has changed its business objective from being a telecommunication carrier to a cable television services provider. In addition, the Company seeks to identify a series of strategically targeted rural cable systems and networks for acquisition. The Company hopes to expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, high speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies. Management of the Company believes that this will result in increased reliability and capability, growing revenue and profit while decreasing expenses.

Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim unaudited condensed consolidated financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $369,551 for the three months ended March 31, 2007, and an accumulated deficit of $12,379,741 as of March 31, 2007. The Company did not recognize any revenues from its business operations during the three months ended March 31, 2007.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash, due from affiliate, accounts payable, accrued expenses and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of amounts due from affiliate and prepaid services recoverability of long-lived assets and the valuation of stock options, warrants and deferred tax assets. Actual results could differ from these estimates.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At March 31, 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. During the three months ended March 31, 2007, the Company generated no revenue.

Stock-Based Compensation

At March 31, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the quarters ended March 31, 2007 and 2006 as all options granted under the plans were fully vested prior to January 1, 2006.

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

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

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the quarter ended March 31, 2007 and 2006, there was no excess tax benefit to the Company.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for future consulting services as prepaid services in its condensed consolidated balance sheet (see Note 4).

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 382,820 and zero as of March 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Beneficial Conversion Feature

The convertible features of a convertible note provide for a rate of conversion that is below market value. Such feature is characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instrument. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008 and is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Reclassifications

Certain reclassifications have been made to prior period amounts in the condensed consolidated financial statements in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the three months ended March 31, 2007, the Company entered into the following related party transactions:

     o Issued an aggregate of 49,632 shares of common stock for services rendered (see Note 4);
     o Issued an aggregate of 1,149,974 shares of common stock to certain members of management (see Note 4);
     o Issued an aggregate of 23,530 shares of common stock upon the exercise of warrants for proceeds of $4,000 (see Note 4);
     o Issued a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.20 (see Note 4) in connection with services to be rendered;
     o    Advanced STN  approximately  $20,000 for working  capital  purposes;
     o Issued 368,572 shares of common stock to STN for a note receivable (see Note 4);
     o The Company issued notes payable to a director totaling $40,000, bearing interest between 12% and 18% due through August 2007 (see Note
          3); and
     o In connection with the $50,000 of notes payable, the Company granted warrants to purchase an aggregate of 148,500 shares of the Company's common stock at exercise prices ranging from $0.40 to $0.75 (see Note
          3).


NOTE 3 - NOTE PAYABLE
---------------------

During March 2007, the Company issued notes payable to various financial institutions for an aggregate of $57,346, collateralized by automobiles. The notes bear interest at various annual interest rates ranging from 0% to 2.9%. Principal and interest is payable in monthly installments ranging from $475 to $515 through March 2012.

In February 2007, the Company issued a contingently convertible note payable totaling $10,000, bearing interest at 15% per annum, maturing in August 2007. If the note is not paid in full on the due date, the note will automatically convert into 100,000 shares of the Company's common stock and the note holder will receive warrants to purchase 50,000 shares of common stock at $0.40 and 50,000 shares of common stock at $0.75.

In October 2006, the Company issued a one (1) year convertible note payable (the "Convertible Note") totaling $50,000, bearing interest at 7.5% per annum. The one (1) year Convertible Note, at the holder's option, may convert the Note to restricted common shares at $0.17 per share the Convertible Note also included 23,529 warrants, exercisable at $0.17 per share. In connection with the issuance of the note, the Company recorded a debt discount of $50,000, consisting of a beneficial conversion feature of $39,063 and the relative fair value of the

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

NOTE 3 - NOTES PAYABLE (Continued)
----------------------------------

warrant of $10,937. The Company is amortizing the discount using the effective interest method through October 2007. During the three months ended March 31, 2007, $12,500 of interest expense was recognized in the accompanying condensed consolidated statement of operations in connection with amortization of the debt discount.

Notes Payable - Related Parties

In January 2007, the Company issued a $25,000, 18% note payable to a related party. The note has a term of 180 days. In connection with the issuance of the note, the Company issued a warrant exercisable for 73,500 shares. The warrant has a term of one year and an exercise price of $0.40 per share. In connection with the issuance of the convertible note and the warrant, the Company recorded a debt discount of $11,635, which was considered to be the relative fair value of the warrant. The Company is amortizing the discount using the effective interest method over the term of the note. During the three months ended March 31, 2007, $4,826 of interest expense was realized in the condensed consolidated statement of operations in connection with the amortization of the debt discount.

In March 2007, the Company issued a $15,000 12% convertible note payable to a related party. The convertible note has a term of 90 days. In connection with the issuance of the convertible note, the Company issued two warrants exercisable for 37,500 shares each. The first 37,500 share warrant has a term of one year and an exercise price of $0.40 per share. The second 37,500 share warrant has a term of two years and an exercise price of $0.75 per share. The Company recorded a discount of $13,482 consisting of $5,991, which was considered to be the relative fair value of the warrants and a beneficial conversion feature of $7,491. The Company is amortizing the discount of the note using the effective interest method over the term of the note. During the three months ended March 31, 2007, $1,542 of interest expense was realized in the condensed consolidated statement of operations in connection with the amortization of the debt discount.


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT):
---------------------------------------

In January 2007, the Company amended its Articles of Incorporation and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stock. The financial statements presented herein have been restated to reflect the reverse stock splits as if they had occurred at the beginning of each period presented.

Preferred Stock
---------------

In January 2007, holders of 566,667 shares of Series A Preferred Stock and 144,444 shares of Series C Preferred Stock converted such shares into an aggregate of 3,406,668 shares of the Company's common stock.

Common Stock
------------

During the three months ended March 31, 2007, the Company settled $15,204 of accounts payable through the issuance of 48,042 shares of its restricted common stock at an average price of $0.32 per share.

On February 1, 2007, the Company issued 368,572 shares of its restricted common stock to STN for a $146,200 (estimated fair value on the date of agreement) note receivable. STN used the common stock to acquire 13 rural Colorado cable TV systems. Upon the closing of the merger with STN, pending audit, the note receivable will be eliminated and the 13 cable TV systems will become assets of the Company.

During the three months ended March 31, 2007, the Company issued 992,647 shares of its restricted common stock, valued at $168,750 (estimated fair value on the date of grant) in lieu of salaries of certain members of management.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICT) (Continued)
--------------------------------------------------

During the three months ended March 31, 2007, the Company issued 49,632 shares of common stock valued at $16,850 (estimated fair value on the date of grant) as prepaid rent and will amortize such amount over the life of the lease. During the three months ended March 31, 2007, the Company amortized $4,500 to rent expense, which included in other general and administrative expenses in the accompanying condensed consolidated statement of operations.

In January 2007, the Company issued an aggregate of 157,327 shares of its common stock valued at $46,883 (estimated fair value on the date of grant) to certain members of its management in exchange for establishing a fixed conversion rate of the Company's convertible Series A preferred stock. The value has been included in other expense in the accompanying condensed consolidated statement of operations.

In January 2007, the Company issued 23,530 shares of its common stock for proceeds of $4,000 in connection with the exercise of warrants.

In March 2007, the Company issued 200,000 shares of its common stock valued at $40,000 (estimated fair value on the date of grant) in connection with a potential acquisition. The Company has included such amount in prepaid expenses in the accompanying condensed consolidated balance sheet.

During the year ended December 31, 2006, the Company issued 143,084 shares of common stock to consultants valued at $75,135 (based on the estimated fair value at the date of grant) in connection with services to be rendered through December 2008. Upon grant, the Company recorded such amount as prepaid services and is amortizing the balance through December 2008. During the three months ended March 31, 2007, the Company amortized $7,500 to expense.

Options
-------

In January 2007, the Board of Directors approved the 2007 Stock Option Plan (the "Plan"). The Plan has reserved 1,100,000 shares of the Company's common stock, as amended. Under provisions of the Plan, the exercise price of the options issued under the Plan shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors at the time of grant.

Warrants
--------

On January 1, 2007, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to a director for services to be performed through December 31, 2007. The estimated fair value of the warrant was $25,200 based on the Black Scholes option pricing model. The Company is amortizing such amount through December 31, 2007. During the three months ended March 31, 2007, $6,300 of expense was recognized in the accompanying condensed consolidated statement of operations.

In January 2007, the Company issued 23,529 shares of its restricted common stock for proceeds of $4,000 in connection with the exercise of a warrant (see Note
3).

During the three months ended March 31, 2007, the Company issued warrants to purchase an aggregate of 148,529 shares of its restricted common stock in connection with the issuance of promissory notes (See Note 3).

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (unaudited)


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share and a Class B warrant with an exercise price of $0.75 per share, respectively. As of May 18, 2007, the Company has sold 15 units under the Offering Memorandum and received proceeds of $29,000, net of offering costs of $1,000.

In April 2007, the Company signed a three month consulting agreement for investor relations services starting April 1, 2007. The compensation in this agreement calls for 300,000 restricted common shares and $1,500 for each month the agreement is in place.

In May 2007, the Company executed a Letter of Intent ("LOI") with Galaxy Cable, Inc. in order to acquire the business under an Asset Purchase Agreement. Galaxy Cable provides cable TV, high speed Internet and digital voice services in and around Kentucky, Illinois, Nebraska and other states.

In May 2007, the Company executed a management agreement with Chula Vista Cable and National City Cable for a period not to exceed 120 days effective June 1, 2007. The agreement will cover all management functions for both entities' operations. The Company also executed an Asset Purchase Agreement with Chula Vista Cable for the entire business, while executing a Stock Purchase Agreement with National City Cable for 100% of its issued and outstanding shares for an aggregate of $5,000,000. Both companies provide cable TV and high speed Internet services in the San Diego greater metropolitan area. Both transactions were executed and are held in escrow pending the completion of an audit and financing.

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


Results of Operations - Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Summary

In January 2007, the Company amended its Articles of Incorporation to change its name to NexHorizon Communications, Inc. and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stock.

During the year ended December 31, 2006, the Company changed its business objective from being a telecommunication carrier to a cable television services provider. In addition, the Company seeks to identify a series of strategically targeted rural cable systems and networks for acquisition. The Company hopes to expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-Speed internet and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies. Management of the Company believes that this will result in increased reliability and capability, growing revenue and profit while decreasing expenses.

Net Sales

Net sales were $0 for the quarter ended March 31, 2007, compared to $88,965 for the quarter ended March 31, 2006. The decrease is attributed to the cessation of telecommunication carrier operations and the preparation of cable TV operations under the new line of business.

Operating Expenses

Operating expenses were $300,615 for the quarter ended March 31, 2007, compared to $245,116 for the quarter ended March 31, 2006. This represents an increase of $55,499 or 23%. Of the quarter ended March 31, 2007 expenses, $168,750 represents non-cash compensation related to salaries of certain members of management paid in common stock in lieu of cash.

Operating expenses also include other general and administrative expenses of $120,647 compared to $169,884, for the quarters ended March 31, 2007 and 2006, respectively. Of the Company's other general and administrative expense for the quarter ended March 31, 2007, approximately $63,768 was for legal, consulting and professional services representing approximately 53% of other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2007, the Company has a working capital deficit of $660,304. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

During the three months ended March 31, 2007 the Company issued 23,530 shares of its restricted common stock in connection with the exercise of warrants for $4,000. In addition, the Company received proceeds of $50,000 from the issuance of notes payable.

The Company has minimized its operations during the first quarter of 2007 in order to conserve its limited cash. The Company anticipates beginning operations under the new business plan of cable TV, high speed Internet and digital voice services in the second quarter of 2007.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share and a Class B warrant with an exercise price of $0.75 per share, respectively. As of May 18, 2007, the Company has sold 15 units under the offering Memorandum and received proceeds of $29,000, net of offering costs of $1,000.


Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $369,551 for the three months ended March 31, 2007, and an accumulated deficit of $12,379,741 as of March 31, 2007. The Company did not recognize any revenues from its business operations during the three months ended March 31, 2007.

Plan of Operations

We Require  Additional  Capital  for Cable TV, High Speed  Internet  and Digital
Phones

The Company will require additional capital for acquisitions, upgrades and expansion of additional services. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007, except as noted below.

In January 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN
48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We did not record a cumulative effect adjustment related to the adoption of FIN
48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which we are subject to tax. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.


Item 3 - Controls and Procedures.

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

PART II

Item 1 - Legal Proceedings

None.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

From January 1, 2007 through March 31, 2007, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. In January 2007, the Company issued 3,406,668 shares of common stock in the conversion of Class A and C preferred shares;

     2. During the period ended March 31, 2007 the Company issued 1,149,974 shares of restricted common stock in connection with salaries and other compensation to certain members of management;

     3. During the period ended March 31, 2007 the Company issued 49,632 shares for services rendered;

     4. In February 2007, the Company issued 368,572 shares as an advance in a related party transaction;

     5. In March 2007, the Company issued 200,000 shares as a deposit in a Letter of Intent to acquire a cable TV system;

     6. During the period ended March 31, 2007 the Company issued 48,042 shares in settlement of various accounts payable;

     7. In January 2007, the Company issued 23,530 shares in exchange for $4,000 of exercised warrants.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Regulation S, Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions were effected outside of the United States and/or did not involve public offerings of securities.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits

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



                 NexHorizon Communications, Inc.
                         (Registrant)



                 By:  /s/ Calvin D. Smiley Sr.
                      ------------------------
                      Calvin D. Smiley Sr., President and CEO

                 Date:  May 21, 2007



                 By: /s/ Daniel M. Smith
                     -------------------------
                     Daniel M. Smith, Chief Financial Officer

                 Date:  May 21, 2007