Form 10QSB
period 2007-06-30
NexHorizon Communications, Inc.
filed 2007-08-20
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2007

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


                    9737 Wadsworth Pkwy Westminster, CO 80021
                    -----------------------------------------
                     (Address of principal executive office)

                                 (303) 404-9700
                           (Issuer's telephone number)

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

Indicate  the number of share  outstanding  of each of the  issuer's  classes of
common stock, as of the latest practicable date.   Yes [X]         No [ ]

As of July 31, 2007, there were 14,236,702 shares of the registrant's sole class of common stock outstanding.

Transitional small business format (check one)            Yes [  ]      No [X]

                         NEXHORIZON COMMUNICATIONS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                 3

Item 2   Management's Discussion and Analysis or Plan of Operation           16

Item 3   Controls and Procedures                                             19

Item 3(A)T Controls and Procedures                                           19


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   19

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3   Defaults upon Senior  Securities                                    19

Item 4   Submission of Matters to a Vote of Security Holders                 19

Item 5   Other Information                                                   19

Item 6   Exhibits                                                            19


SIGNATURES                                                                   20


                                                                        NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                    (formerly Y-Tel International, Inc.)

                                                                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                             (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                                           June 30, 2007
ASSETS

Current assets:
        Cash                                                                                                   $ 36,612
        Accounts receivable, net                                                                                 17,907
        Prepaid expenses                                                                                         13,163
        Current portion of prepaid services                                                                      30,000
                                                                                                   ---------------------
             Total current assets                                                                                97,682

Property and equipment, net                                                                                     386,705

Other assets                                                                                                      7,618
Prepaid services, net of current portion                                                                         13,750
Intangibles, net                                                                                                188,025
                                                                                                   ---------------------

                                                                                                              $ 693,780
                                                                                                   =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                                                    $ 1,558,296
        Accrued interest                                                                                        611,091
        Accrued expenses                                                                                        177,476
        Accrued payroll                                                                                          39,427
        Notes payable, net of discount                                                                        1,344,800
                                                                                                   ---------------------
             Total current liabilities                                                                        3,731,090


Commitments and contingencies

Stockholders' deficit:
        Preferred Series A stock, $0.0001 par value, 2,550,000 shares authorized;
           no shares issued and outstanding                                                                           -
        Preferred Series B stock, $0.0001 par value, 1,800,000 shares authorized;
           no shares issued and outstanding                                                                           -
        Preferred Series C stock, $0.0001 par value, 650,000 shares authorized;
           no shares issued and outstanding                                                                           -
        Common stock, $0.0001 par value, 50,000,000 shares authorized;
           13,866,702 shares issued and outstanding                                                               1,387
        Additional paid in capital                                                                              556,583
        Accumulated deficit                                                                                  (3,595,280)
                                                                                                   ---------------------

        Total stockholders' deficit                                                                          (3,037,310)
                                                                                                   ---------------------

                                                                                                              $ 693,780
                                                                                                   =====================

------------------------------------------------------------------------------------------------------------------------
      3                                            See accompanying notes to condensed consolidated financial statements


                                                                         NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                     (formerly Y-Tel International, Inc.)

                                                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                              (UNAUDITED)

                                                                          For The Six Months Ended June 30, 2007 and 2006

-------------------------------------------------------------------------------------------------------------------------
                                                                                  2007                      2006
                                                                          ---------------------      --------------------

Net sales                                                                            $ 153,340                  $ 11,296

Cost of sales                                                                          101,416                     7,963
                                                                          ---------------------      --------------------

Gross profit                                                                            51,924                     3,333
                                                                          ---------------------      --------------------

Operating expenses:
Salaries and related expenses                                                           85,568                   363,680
Impairment of goodwill                                                               1,200,000                         -
General and administrative expenses                                                    105,171                   756,836
                                                                          ---------------------      --------------------

          Total operating expenses                                                   1,390,739                 1,120,516
                                                                          ---------------------      --------------------

Interest expense                                                                       101,751                   144,846
Other (income) expense                                                                    (409)                    3,418
                                                                          ---------------------      --------------------

Net loss                                                                          $ (1,440,157)             $ (1,265,447)
                                                                          =====================      ====================


Basic and diluted loss per common share                                                $ (0.54)                  $ (0.47)
                                                                          =====================      ====================

Weighted average number of common shares outstanding, basic
 and diluted                                                                         2,666,667                 2,666,667
                                                                          =====================      ====================














-------------------------------------------------------------------------------------------------------------------------
   4                                                See accompanying notes to condensed consolidated financial statements


                                                                          NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                      (formerly Y-Tel International, Inc.)

                                                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                               (UNAUDITED)

                                                                         For The Three Months Ended June 30, 2007 and 2006

--------------------------------------------------------------------------------------------------------------------------
                                                                                  2007                      2006
                                                                          ----------------------    ----------------------

Net sales                                                                              $ 55,625                  $ 11,296

Cost of sales                                                                            23,641                     7,963
                                                                          ----------------------    ----------------------

Gross profit                                                                             31,984                     3,333
                                                                          ----------------------    ----------------------

Operating expenses:
Salaries and related expenses                                                            40,956                   181,650
Impairment of goodwill                                                                1,200,000                         -
General and administrative expenses                                                      71,257                   568,867
                                                                          ----------------------    ----------------------

     Total operating expenses                                                         1,312,213                   750,517
                                                                          ----------------------    ----------------------

Interest expense                                                                         50,910                    96,491
Other expense                                                                                 -                     2,559
                                                                          ----------------------    ----------------------

Net loss                                                                           $ (1,331,139)               $ (846,234)
                                                                         ======================    ======================



Basic and diluted loss per common share                                                 $ (0.50)                  $ (0.32)
                                                                          ======================    ======================


Weighted average number of common
shares outstanding - basic and diluted                                                2,666,667                 2,666,667
                                                                          ======================    ======================














--------------------------------------------------------------------------------------------------------------------------
  5                                                  See accompanying notes to condensed consolidated financial statements


                                                                            NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                        (formerly Y-Tel International, Inc.)

                                                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                 (UNAUDITED)

                                                                            For the Six Months Ended June 30, 2007 and 2006

----------------------------------------------------------------------------------------------------------------------------
                                                                                  ------------------------------------------
                                                                                         2007                  2006
                                                                                  -------------------   --------------------
Cash flows from operating activities:
      Net loss                                                                          $ (1,440,157)          $ (1,265,447)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                                                        15,123                  7,624
         Goodwill impairment                                                               1,200,000                      -
         Changes in operating assets and liabilities:
            Accounts receivable                                                              (16,436)                     -
            Prepaid expenses and other assets                                                    455                 (7,398)
            Accounts payable and accrued expenses                                            256,803              1,128,724
                                                                                  -------------------   --------------------

      Net cash provided by (used in) operating activities                                     15,788               (136,497)
                                                                                  -------------------   --------------------

Cash flows from investing activities:
      Purchase of property and equipment                                                      (6,960)                  (680)
      Cash acquired in acquisition                                                            27,398                      -
                                                                                  -------------------   --------------------

      Net cash provided by (used in) investing activities                                     20,438                   (680)
                                                                                  -------------------   --------------------

Cash flows from financing activities:
      Proceeds from issuance of notes payable                                                      -                140,000
                                                                                  -------------------   --------------------

      Net cash provided by financing activities                                                    -                140,000
                                                                                  -------------------   --------------------

Change in cash                                                                                36,226                  2,823

Cash at beginning of period                                                                      386                    448
                                                                                  -------------------   --------------------

Cash at end of period                                                                       $ 36,612                $ 3,271
                                                                                  ===================   ====================


Supplemental schedule of noncash investing and financing activities:
      Goodwill acquired in acquisition                                                   $ 1,200,000                    $ -
                                                                                  ===================   ====================
      Acquisition of fixed assets included in accounts payable                             $ 148,138                    $ -
                                                                                  ===================   ====================
      Fixed assets acquired in acquisition                                                  $ 46,200               $ 49,400
                                                                                  ===================   ====================
      Intangible assets acquired in acquisition                                            $ 100,000              $ 100,600
                                                                                  ===================   ====================









----------------------------------------------------------------------------------------------------------------------------
    6                                                  See accompanying notes to condensed consolidated financial statements

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Management's Representation
---------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of NexHorizon Communications, Inc. (formerly known as Y-Tel International, Inc.), a Delaware corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's report on Form 8-K/A filed on June 29, 2007 and pursuant to the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's current report on Form 8-K/A filed on June 29, 2007.


Nature of Business
------------------

Consolidated Pictures Corp, ("CPC") was incorporated in Delaware on January 16, 2001. On October 13, 2004, CPC acquired all of the issued and outstanding capital stock of Y-Tel International, Inc. ("Y-Tel") in a reverse merger transaction. On December 26, 2004, CPC changed its name to Y-Tel International, Inc. In January 2007, Y-Tel changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company") and affected a one for eight and one-half reverse stock split of its common stock and a one for four and one-half reverse stock split of its preferred stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes.

On October 17, 2006, NexHorizon Communications, Inc. ("NexHorizon") entered into an agreement of Plan of Reorganization ("Merger") with Sunrise Television Network, Inc. ("STN"). The Merger was effective June 30, 2007 (the "Effective Date") based on all contingencies of the acquisition being resolved. Immediately prior to the Effective Date, NexHorizon had 11,200,035 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding common shares of STN were exchanged into 2,666,667 shares of NexHorizon common stock. Immediately after the Merger, NexHorizon had 13,866,702 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Subsequent to entering into the Merger and prior to the Effective Date, the Company issued an aggregate of 566,667 shares of Series A preferred stock to former members of management of STN as compensation for resigning from their positions at STN and accepting management and board positions with the Company. As a result, the Company recorded the Merger as a "reverse merger" whereby STN was considered to be the accounting acquirer and retained control of the Company after the Merger. The historical financial information contained herein is that of STN (the accounting acquirer).

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------------------------
(Continued)
-----------

In connection with the Merger, the Company changed its business objective from being a telecommunication carrier to a cable television services provider. In addition, the Company seeks to identify a series of strategically targeted second and tertiary cable systems, networks and broadband services for acquisition. The Company hopes to expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per view, high speed Internet, and Telephone (broadband services) through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies. Management of the Company believes that these broadband services will result in increased reliability and capability, growing revenue and profit while decreasing expenses.

Going Concern
-------------

The Company's interim unaudited condensed consolidated financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,440,157 for the six months ended June 30, 2007, had negative working capital of $3,633,408 and an accumulated deficit of $3,595,280 at June 30, 2007.

Management recognizes the Company must generate additional resources to enable it to support continuing operations. The Company will continue to seek working capital through the public markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share for three years and a Class B warrant with an exercise price of $0.75 per share for five years, respectively. Prior to the Effective Date, the Company has sold 58.5 units under the Offering Memorandum and received proceeds of $117,000, net of offering costs of $1,000.

As of July 31, 2007, the Company has sold an aggregate of 80.5 units under the Offering Memorandum and received proceeds of $161,000, net of offering costs of $1,000.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of accounts receivable and prepaid services, recoverability of long-lived assets and the valuation of stock options, warrants and deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At June 30, 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

The Company offers its services predominantly to rural customers located within the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company will monitor its exposure for credit losses and maintain allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------------------------
(Continued)
-----------

Property and Equipment
----------------------

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

Long-Lived Assets
-----------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition
-------------------

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

Stock-Based Compensation
------------------------

At June 30, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the periods ended June 30, 2007 and 2006 as all options granted to employees under the plans were fully vested prior to January 1, 2006.

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

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the quarter ended June 30, 2007 and 2006, there was no excess tax benefit to the Company.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------------------------
(Continued)
-----------

Issuance of Stock for Non-Cash Consideration
--------------------------------------------

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued prior to the Effective Date for future consulting services as prepaid services in its condensed consolidated balance sheet (see Note 6).

Income Taxes
------------

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

Loss Per Share
--------------

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 1,300,000 and 950,000 as of June 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Beneficial Conversion Feature
-----------------------------

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

New Accounting Pronouncements
-----------------------------

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------------------------
(Continued)
-----------

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

NOTE 2 - ACQUISITIONS
---------------------

Effective April 1, 2006, the Company purchased certain assets and subscribers from a bank in Colorado (the "April 2006 Acquisition"). The assets include a wireless cable TV license located in southeast Colorado.

The Company purchased the assets with a note payable in the amount of $150,000. The note accrues interest at a rate of 12% per annum. The Company is negotiating with the note holder for an extension to the fourth quarter of 2007.

The acquisition has been accounted for using the purchase method of accounting.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and license (which approximate fair value) as of April 1, 2006, the acquisition date:

         Property and equipment                                 $ 49,400
         FCC License                                             100,600
                                                            -------------
                                                                $150,000
                                                               ==========

Effective February 1, 2007, the Company purchased certain assets and subscribers from a cable TV company located in southeast Colorado (the "February 2007 Acquisition"). The assets include 12 systems offering cable TV and high speed services in some locations.

The Company purchased the assets through the issuance of 368,572 shares of Y-Tel's common stock valued at $146,200 based on the estimated fair value on the measurement date. Prior to the Effective Date, the Company had recorded the purchase price of the February 2007 Acquisition as a due to Y-Tel, which balance was eliminated in consolidation upon the Effective Date.

 The acquisition has been accounted for using the purchase method of accounting.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets as of February 1, 2007, the acquisition date:

         Property and equipment                                $46,200
         Subscriber list                                       100,000
                                                          -------------
                                                              $146,200
                                                             ==========

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)
NOTE 2 - ACQUISITIONS (Continued)
---------------------------------

As discussed in Note 1, effective June 30, 2007, NexHorizon Communications, Inc. ("NexHorizon") entered into an agreement of Plan of Reorganization ("Merger") with Sunrise Television Network, Inc. ("STN"). Pursuant to the Merger, all of the outstanding common shares of STN were exchanged into 2,666,667 shares of NexHorizon common stock. The Company recorded the Merger as a "reverse Merger" whereby STN was considered to be the accounting acquirer and retained control of the Company after the Merger.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Y-Tel as of June 30, 2007, the effective date of the Acquisition:

        Cash                                                 $       27,398
        Prepaid expenses and other current assets                    56,913
        Property and equipment, net                                 147,450
        Other assets                                                  2,925
        Accounts payable and accrued expenses                      (738,916)
        Notes payable                                              (137,800)
                                                        ----------------------
           Net tangible liabilities assumed                        (642,030)
        Goodwill (1)                                              1,200,000
                                                        ----------------------
                                                              $     557,970
                                                        ======================

(1) Amount was determined based on the estimated fair value of the common stock held by non-affiliates of NexHorizon at the Effective Date, as such was a more readily determinable approximation of fair value due to the underlying shares being publicly traded. However, the Company immediately recognized an impairment of the goodwill in the amount of $1,200,000 based on the underlying value of the acquired assets.

The unaudited pro forma combined historical results, as if Y-Tel, the April 2006 Acquisition and the February 2007 Acquisition had been acquired as of the beginning of the periods presented, are estimated as follows:


                                         Six Months Ended               Six Months Ended
                                           June 30, 2007                  June 30, 2006
                                      ------------------------       ------------------------
        Net sales                       $             176,245          $             165,750
        Net loss                        $          (1,386,389)          $           (191,090)
        Weighted average common
          shares outstanding:
             basic and diluted                     13,866,702                     13,866,702
        Loss per share:
             basic and diluted          $                (.10)          $               (.01)


                                        Three Months Ended             Three Months Ended
                                           June 30, 2007                  June 30, 2006
                                      ------------------------       ------------------------
        Net sales                       $              88,123          $              82,875
        Net loss                        $          (1,293,194)          $            (95,545)
        Weighted average common
          shares outstanding:
             basic and diluted                     13,866,702                     13,866,702
        Loss per share:
             basic and diluted          $                (.09)          $               (.01)

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 2 - ACQUISITIONS (Continued)
---------------------------------

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results. The pro forma information does include corporate cost.

Potential Acquisition
---------------------

In May 2007, the Company executed a management agreement with Chula Vista Cable and National City Cable for a period not to exceed 120 days effective June 1, 2007. The agreement will cover all management functions for both entities' operations. The Company also executed an Asset Purchase Agreement with Chula Vista Cable for the entire business, while executing a Stock Purchase Agreement with National City Cable for 100% of its issued and outstanding shares for an aggregate of $5,000,000. Both companies provide cable TV and high speed Internet services in the San Diego greater metropolitan area. Both transactions were executed and are held in escrow pending completion of financing and financial statement audit. During the three and six months ended June 30, 2007, the Company recognized $10,000 of management fee revenue.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended June 30, 2007, the Company entered into the following related party transactions:

     o Issued an aggregate of $40,000 in notes payable ranging from 12% - 18% to a director of the Company. The notes included the issuance of 111,000 warrants ranging from $0.40 - $0.75 per warrant ranging three to five years (see Note 4).


NOTE 4 - NOTES PAYABLE
----------------------

During March 2007, the Company issued notes payable to various financial institutions for an aggregate of $57,346, collateralized by automobiles. The notes bear interest at various annual interest rates ranging from 0% to 2.9%. Principal and interest is payable in monthly installments ranging from $472 to $532 through March 2012.

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

In October 2006, the Company issued a one year convertible note payable (the "Convertible Note") totaling $50,000, bearing interest at 7.5% per annum. The one year Convertible Note, at the holder's option, may convert the Note to restricted common shares at $0.17 per share. The Convertible Note also included 23,529 warrants, exercisable at $0.17 per share. The acquired note had a debt discount of $14,584 at the date of acquisition. The debt discount relates to a BCF and the relative fair value of warrants and will be amortized using the effective interest method through October 2007.

In connection with the April 2006 Acquisition, the Company has a $25,000 revolving line of credit (the "Line") with the seller. The Line matured on April 1, 2007 and currently is in default. The Company is currently negotiating an extension through the fourth quarter of 2007. The Line was provided exclusively for the purchase of equipment and marketing related to the acquired assets. Interest on outstanding borrowings accrues at a rate of 15% per annum. The line is secured by all of the acquired assets. As of June 30, 2007, no principal payments have been made against outstanding borrowings of $25,000 and the Company was in compliance with all loan covenants.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

Notes Payable - Related Parties:
-------------------------------

In January 2007, the Company issued a $25,000, 18% note payable to a director. The note has a term of 180 days. In connection with the issuance of the note, the Company issued a warrant exercisable for 73,500 shares. The warrant has a term of one year and an exercise price of $0.40 per share. The acquired note had a debt discount of $1,616 at the date of acquisition. The debt discount relates to a BCF and the relative fair value of warrants and was amortized using the effective interest method through July 2007.

NOTE 4 - NOTES PAYABLE (Continued)
---------------------------------

In March 2007, the Company issued a $15,000 12% convertible note payable to a director. The convertible note had a term of 90 days. In connection with the issuance of the convertible note, the Company issued two warrants exercisable for 37,500 shares each. The first 37,500 share warrant has a term of one year and an exercise price of $0.40 per share. The second 37,500 share warrant has a tem of two years and an exercise price of $0.75 per share. The related debt discount was fully amortized as of the Effective Date.

In June 2006, the Company issued a $50,000 convertible note payable, bearing interest at 20% per annum. The convertible note is due in September 2007. The note is convertible into common stock of the Company at a conversion price of $0.20 per share.

In the second quarter of 2006, the Company issued notes payable in the aggregate of $65,000. The notes are due on demand and accrue interest at a rate of 12% per annum.


NOTE 5 -INTANGIBLES
-------------------

         Intangible assets consist of the following as of June 30, 2007:

                                              Estimated
                                   Date       Useful             Gross
                                                Life           Carrying     Accumulated   Net Carrying
                                 Acquired      (Years)
                                                                Amount      Amortization     Amount
                               ---------------------------   ---------------------------------------------
      FCC License                 4/1/06         Ten       $      100,600    $  (12,575)    $    88,025
      Customer List               2/1/07           -              100,000            -          100,000
                                                             ---------------------------------------------

             Total intangible                             $       200,600    $  (12,575)    $   188,025
                assets, net                                  =============================================

         Amortization of intangible assets was $2,515 and $1,677 during the three months ended June 30, 2007 and 2006 and $5,030 and $4,192 during the six months ended June 30, 2007 and 2006, respectively.

         The estimated amortization expense for the next five years is as follows:

                                    Years Ending
                                    December 31,
                                    ---------------------------------------

                                     2007 (six months)  $           5,030
                                           2008                    10,060
                                           2009                    10,060
                                           2010                    10,060
                                           2011                    10,060

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) Continued:
-------------------------------------------------

Common Stock
------------

In connection with the acquisition of Y-Tel, the Company acquired prepaid services from a consultant. The Company will amortize such amount over the life of the related agreement through December 2008.

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

NOTE 7 - COMMITMENTS
--------------------

Litigation
----------

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters, except as noted below, which management believes could have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

The Company is currently involved in settling the following claims:

            - NexHorizon is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

            - NexHorizon is currently in negotiations regarding final settlement of services rendered. The Company has included approximately $36,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Colorado, Florida, and Delaware. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Consulting and Employee Agreements
----------------------------------

The Company has entered into a variety of consulting and employee agreements for services to be provided to the Company in the ordinary course of business. These agreements call for minimum salary levels and/or option grants and/or common share issuances and various payments upon performance of services and/or termination of the agreements (except for cause).

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

In July 2007, the Company issued a one year convertible note payable (the "Convertible Note") totaling $25,000, bearing interest at 20% per annum. The one year Convertible Note, at the holder's option, may be converted into restricted common shares at $0.10 per share.

In July 2007, the Company granted 50,000 shares of its common stock in connection with a consulting agreement for services to be performed through September 30, 2007. The estimated fair value of the shares was $10,000 (based on the closing price of the Company's common stock on the measurement date).

In July 2007, the Company granted 100,000 shares of it common stock in connection with a consulting agreement for investor relation services to be performed through August 31, 2007. The estimated fair value of the shares was $20,000 (based on the closing price of the Company's common stock on the measurement date).

During July 2007, the Company continued selling Units under its Offering Memorandum. In July 2007, the Company sold an additional 22 units issuing 220,000 restricted common shares raising $44,000. Year to date the Company has sold 80.5 units issuing 805,000 restricted common shares raising $161,000, net of offering costs of $1,000.

In August 2007, the Company entered into a settlement agreement related to a note payable issued in 2005, in which principal and accrued interest of approximately $921,000 will be converted into shares of the Company's common stock. In accordance with the settlement, the Company agreed to six quarterly payments of approximately $153,000 beginning September 30, 2007 through the issuance of the Company's common stock. Each quarterly payment will be based on the average closing price five days prior to payment.

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

Results of Operations - Period Ended June 30, 2007 Compared to Period Ended June 30, 2006

Summary
-------

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

On October 17, 2006, Nexhorizon Communications, Inc. ("NexHorizon") entered into an agreement of Plan of Reorganization ("Merger") with Sunrise Television Network, Inc. ("STN"). The Merger was effective June 30, 2007 (the "Effective Date") based on all contingencies of the acquisition being resolved. Immediately prior to the Effective Date, NexHorizon had 11,200,035 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding common shares of Sunrise were exchanged into 2,666,667 shares of NexHorizon common stock. Immediately after the Merger, NexHorizon had 13,866,702 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

For the Six Months Ended June 30, 2007

Net Sales
---------

Net sales of $153,340 were recognized for the six months ended June 30, 2007, compared to $11,296 for the six months ended June 30, 2006. The increase is attributed to the cable TV systems acquired earlier this year and $10,000 of management fee revenue.

Operating Expenses
------------------

Operating expenses were $1,390,739 for the six months ended June 30, 2007, compared to $1,120,516 for the six months ended June 30, 2006. This represents an increase of $270,223 or 24%. Of the six months ended June 30, 2007 expenses, $1,200,000 represents an impairment of goodwill related to the Merger. The Company recorded salaries and related expenses for the six months ended June 30, 2007 of $85,568 compared to the same period 2006 of $363,680 a decrease of $283,112 or 78%, which is a result of the Company's CEO and CFO resigning from their positions. Of the Company's general and administrative expenses for the six months ended June 30, 2007, approximately $91,055 was for legal, consulting and professional services representing approximately 84% of general and administrative expenses.

For the Three Months Ended June 30, 2007

Net Sales
---------

Net sales of $55,625 was recognized for the three months ended June 30, 2007, compared to $11,296 for the three months ended June 30, 2006. The increase is attributed to the wireless cable TV system acquired in April 2006, the cable TV systems acquired in February 2007 and $10,000 of management fee revenue.

Operating Expenses
------------------

Operating expenses were $1,312,213 for the three months ended June 30, 2007, compared to $750,517 for the three months ended June 30, 2006. This represents an increase of $561,696 or 75%. Of the three months ended June 30, 2007 expenses, $1,200,000 represents an impairment of goodwill related to the Merger. The Company recorded salaries and related expenses for the three months ended June 30, 2007 of $40,956 compared to the same period in 2006 of $181,650 a decrease of $140,694 or 77%, which is a result of the Company's CEO and CFO resigning from their positions. Of the Company's general and administrative expense for the quarter ended June 30, 2007, approximately $41,002 was for legal, consulting and professional services representing approximately 58% of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2007, the Company has a working capital deficit of $3,633,408. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share for three years and a Class B warrant with an exercise price of $0.75 per share for five years, respectively. As of July 31, 2007, the Company has sold an aggregate of 80.5 units under the Offering Memorandum and received proceeds of $161,000, net of offering costs of $1,000.

In May 2007, the Company executed a management agreement with Chula Vista Cable and National City Cable for a period not to exceed 120 days effective June 1, 2007. The agreement will cover all management functions for both entities' operations. The Company also executed an Asset Purchase Agreement with Chula Vista Cable for the entire business, while executing a Stock Purchase Agreement with National City Cable for 100% of its issued and outstanding shares for a combined aggregate of $5,000,000. Both companies provide cable TV and high speed Internet services in the San Diego greater metropolitan area. Both transactions were executed and are held in escrow pending completion of financing and an audit. The Company recognized $10,000 of management fee revenue during the six months ended June 30, 2007.

In August 2007, the Company entered into a settlement agreement related to a note payable issued in 2005, in which principal and accrued interest of approximately $921,000 will be converted into shares of the Company's common stock. In accordance with the settlement, the Company agreed to six quarterly payments of approximately $153,000 beginning September 30, 2007 through the issuance of the Company's common stock. Each quarterly payment will be based on the average closing price five days prior to payment.

Going Concern

The Company's interim financial statements for the six months ended June 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,440,157 for the six months ended June 30, 2007, had negative working capital of $3,633,408 at accumulated deficit of $3,595,280 as of June 30, 2007.

Plan of Operations

We Require  Additional  Capital  for Cable TV, High Speed  Internet  and Digital
Phones

The Company will require additional capital for acquisitions, upgrades and expansion of additional services. We can not make any assurances that we will be able to raise the capital necessary to pursue our current business strategy. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

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


Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2007.

Item 3 - Controls and Procedures.

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS
-----------------------------------------------------

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

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

PART II

Item 1 - Legal Proceedings

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

 However, the Company is currently involved in settling the following claims:

            - NexHorizon is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

            - NexHorizon is currently in negotiations regarding final settlement of services rendered. The Company has included approximately $36,000 in accrued expenses in the accompanying condensed consolidated balance sheet related to these claims.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

From April 1, 2007 through June 30, 2007, NexHorizon Communications, Inc.issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. During the period ended June 30, 2007 we issued 585,000 shares of common stock in connection with the sale of Units under its Offering Memorandum;

     2.   During the period  ended June 30, 2007 we issued  1,167,820  shares of
          restricted   common  stock  in  connection  with  salaries  and  other
          compensation to certain members of management;

     3. During the period ended June 30, 2007 we issued 300,000 shares for services rendered;

     4. In June 2007, we issued 2,666,667 shares as final consideration in completion of the Merger;

     5. In June 2007, we cancelled 200,000 shares previously issued under a potential acquisition terminated.

The above issuances were unregistered, as we were relying on the exemptions from registration contained in Regulation S, Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions were effected outside of the United States and/or did not involve public offerings of securities.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits

(a)      Exhibits

         Section 302 Certification
                31.1     Certification of Chief Financial Officer
                31.2     Certification of Chief Executive Officer

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




                       NexHorizon Communications, Inc.
                                 (Registrant)

                                 By:  /s/ Calvin D. Smiley Sr.
                                      ------------------------
                                      Calvin D. Smiley Sr., President and CEO

                               Date:    August 20, 2007

                                      /s/ Daniel M. Smith
                                      ----------------------------
                                      Daniel M. Smith, Chief Financial Officer

                               Date:    August 20, 2007