Form 10QSB
period 2007-09-30
NexHorizon Communications, Inc.
filed 2007-11-19
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                          Commission File No. 000-33327

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                        13-4151225
  -------------------------------                      ---------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation of organization)                     Identification Number)

                    9737 Wadsworth Pkwy Westminster, CO 80021
                    -----------------------------------------
                     (Address of principal executive office)

                                 (303) 404-9700
                                 --------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ] Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 15, 2007, there were 16,412,848 shares of the registrant's sole class of common stock outstanding.

Transitional small business format (check one)     Yes [  ]      No [X]

                         NEXHORIZON COMMUNICATIONS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements                                            3
Item 2      Management's Discussion and Analysis or Plan of Operation      20
Item 3      Controls and Procedures                                        23
Item 3A(T)  Controls and Procedures                                        24

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                              24
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds    24
Item 3      Defaults upon Senior Securities                                25
Item 4      Submission of Matters to a Vote of Security Holders            25
Item 5      Other Information                                              25
Item 6      Exhibits                                                       25

SIGNATURES                                                                 26


                                                                            NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                        (formerly Y-Tel International, Inc.)

                                                                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                                 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                          September 30, 2007
ASSETS

Current assets:
        Accounts receivable, net                                                                                   $ 18,200
        Prepaid expenses                                                                                             98,369
        Current portion of prepaid services                                                                          15,000
                                                                                                       ---------------------
             Total current assets                                                                                   131,569

Property and equipment, net                                                                                         366,688

Other assets                                                                                                          7,618
Prepaid services, net of current portion                                                                             21,250
Intangibles, net                                                                                                    185,510
                                                                                                       ---------------------

                                                                                                                  $ 712,635
                                                                                                       =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                                                        $ 1,831,146
        Accrued interest                                                                                            309,574
        Accrued expenses                                                                                            221,746
        Current portion of notes payable, net of debt discount                                                    1,359,811
                                                                                                       ---------------------
             Total current liabilities                                                                            3,722,277

Notes payable, net of current portion                                                                               153,456
                                                                                                       ---------------------

                                                                                                                $ 3,875,733
                                                                                                       ---------------------
Commitments and contingencies

Stockholders' deficit:
        Preferred Series A stock, $0.0001 par value, 2,550,000 shares authorized;
           no shares issued and outstanding                                                                               -
        Preferred Series B stock, $0.0001 par value, 1,800,000 shares authorized;
           no shares issued and outstanding                                                                               -
        Preferred Series C stock, $0.0001 par value, 650,000 shares authorized;
           no shares issued and outstanding                                                                               -
        Common stock, $0.0001 par value, 50,000,000 shares authorized;
           16,412,848 shares issued and outstanding                                                                   1,642
        Additional paid in capital                                                                                6,862,712
        Accumulated deficit                                                                                     (10,027,452)
                                                                                                       ---------------------

        Total stockholders' deficit                                                                              (3,163,098)
                                                                                                       ---------------------

                                                                                                                  $ 712,635
                                                                                                       =====================



----------------------------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to condensed consolidated financial statements


                                                                         NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                     (formerly Y-Tel International, Inc.)

                                                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                              (UNAUDITED)

                                                                    For The Nine Months Ended September 30, 2007 and 2006

-------------------------------------------------------------------------------------------------------------------------
                                                                                  2007                      2006
                                                                          ---------------------      --------------------

Net sales                                                                            $ 262,019                  $ 20,630

Cost of sales                                                                          134,584                    16,336
                                                                          ---------------------      --------------------

Gross profit                                                                           127,435                     4,294
                                                                          ---------------------      --------------------

Operating expenses:
Salaries and related expenses                                                          254,322                   545,780
Impairment of goodwill                                                               1,200,000                         -
General and administrative expenses                                                    616,947                   873,756
                                                                          ---------------------      --------------------

          Total operating expenses                                                   2,071,269                 1,419,536
                                                                          ---------------------      --------------------

Interest expense                                                                       303,612                   252,626
Other expense                                                                              956                     5,679
                                                                          ---------------------      --------------------

Net loss                                                                          $ (2,248,402)             $ (1,673,547)
                                                                          =====================      ====================


Basic and diluted loss per common share                                                $ (0.34)                  $ (0.63)
                                                                          =====================      ====================

Weighted average number of common shares outstanding, basic
 and diluted                                                                         6,638,766                 2,666,667
                                                                          =====================      ====================







----------------------------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to condensed consolidated financial statements

                                               4


                                                                          NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                      (formerly Y-Tel International, Inc.)

                                                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                               (UNAUDITED)

                                                                    For The Three Months Ended September 30, 2007 and 2006

--------------------------------------------------------------------------------------------------------------------------

                                                                                  2007                      2006
                                                                          ----------------------    ----------------------

Net sales                                                                             $ 108,679                   $ 9,334

Cost of sales                                                                            33,168                     8,373
                                                                          ----------------------    ----------------------

Gross profit                                                                             75,511                       961
                                                                          ----------------------    ----------------------

Operating expenses:
Salaries and related expenses                                                           168,754                   182,100
General and administrative expenses                                                     511,776                   116,920
                                                                          ----------------------    ----------------------

     Total operating expenses                                                           680,530                   299,020
                                                                          ----------------------    ----------------------

Interest expense                                                                        201,861                   107,780
Other expense                                                                             1,365                     2,261
                                                                          ----------------------    ----------------------

Net loss                                                                             $ (808,245)               $ (408,100)
                                                                          ======================    ======================



Basic and diluted loss per common share                                                 $ (0.06)                  $ (0.15)
                                                                          ======================    ======================


Weighted average number of common
shares outstanding - basic and diluted                                               14,397,024                 2,666,667
                                                                          ======================    ======================










--------------------------------------------------------------------------------------------------------------------------
                                                     See accompanying notes to condensed consolidated financial statements

                                                       5

                                                      NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                  (formerly Y-Tel International, Inc.)
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (UNAUDITED)
                                                 For the Nine Months Ended September 30, 2007 and 2006
-------------------------------------------------------------------------------------------------------
                                                                     ----------------------------------
                                                                          2007              2006
                                                                     ---------------- -----------------
Cash flows from operating activities:
     Net loss                                                           $ (2,248,402)     $ (1,673,547)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                         48,999            19,044
        Estimated fair value of common stock issued to
            consultants for services                                          68,473           164,100
        Estimated fair value of common stock issued to
            employees                                                        242,333                 -
        Amortization of the estimated fair value of
           beneficial conversion features and warrants                       139,361                 -
        Amortization of common stock issued for prepaid services               7,500                 -
        Goodwill impairment                                                1,200,000                 -
        Changes in operating assets and liabilities:
          Accounts receivable                                                (16,729)           (2,216)
          Prepaid expenses and other assets                                   39,249           (23,610)
          Accounts payable and accrued expenses                              440,359           753,421
                                                                     ---------------- -----------------
     Net cash used in operating activities                                   (78,857)         (762,808)
                                                                     ---------------- -----------------
Cash flows from investing activities:
     Purchase of property and equipment                                      (18,304)           (7,236)
     Cash acquired in acquisition                                             27,398                 -
     Advances under note receivable                                                -           (88,751)
                                                                     ---------------- -----------------
     Net cash (used in) provided by investing activities                       9,094           (95,987)
                                                                     ---------------- -----------------
Cash flows from financing activities:
     Issuance of common stock for cash                                        46,000           190,500
     Proceeds from the exercise of warrants                                        -           297,600
     Proceeds from issuance of notes payable                                  25,000           370,780
     Payments on notes payable                                                (1,623)                -
                                                                     ---------------- -----------------
     Net cash provided by financing activities                                69,377           858,880
                                                                     ---------------- -----------------
Decrease in cash                                                                (386)               85

Cash at beginning of period                                                      386               448
                                                                     ---------------- -----------------
Cash at end of period                                                            $ -             $ 533
                                                                     ================ =================
Supplemental  disclosure of cash flow  information -
     Cash paid during the period for:
        Interest                                                                 $ -               $ -
                                                                     ================ =================
        Income taxes                                                             $ -               $ -
                                                                     ================ =================
Supplemental schedule of noncash investing and financing activities:
     Goodwill acquired in acquisition                                    $ 1,200,000               $ -
                                                                     ================ =================
     Acquisition of fixed assets included in accounts payable              $ 148,138               $ -
                                                                     ================ =================
     Fixed assets acquired in acquisition                                   $ 46,200          $ 49,400
                                                                     ================ =================
     Intangible asset acquired in acquisition                              $ 100,000         $ 100,600
                                                                     ================ =================
     Estimated fair value of beneficial conversion feature
        and warrants                                                        $ 69,394               $ -
                                                                     ================ =================
     Estimated fair value of common stock issued upon conversion
        of accounts payable                                                 $ 16,801         $ 590,998
                                                                     ================ =================
     Esimated fair value of common stock issued upon conversion
        of notes payable and accrued interest                              $ 164,456         $ 507,480
                                                                     ================ =================
     Reclassification of accrued interest to note payable                  $ 183,233               $ -
                                                                     ================ =================
     Issuance of note payable for prepaid consulting                       $ 124,000               $ -
                                                                     ================ =================

     See accompanying notes to condensed consolidated financial statements.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

Going Concern
-------------

The Company's interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,248,402 for the nine months ended September 30, 2007, had negative working capital of $3,590,708 and an accumulated deficit of $10,027,452 at September 30, 2007.

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

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share for three years and a Class B warrant with an exercise price of $0.75 per share for five years, respectively. Prior to the Effective Date, the Company has sold 81.5 units under the Offering Memorandum and received proceeds of $162,000, net of offering costs of $1,000.

As of November 15, 2007, the Company has sold an aggregate of 84.0 units under the Offering Memorandum and received gross proceeds of $168,000.

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

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At September 30, 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

No customer accounted for greater than 10% of the Company's net sales during the three and nine months ended September 30, 2007 and 2006. One customer accounted for the entire accounts receivable balance at September 30, 2007.

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

Long-Lived Assets
-----------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

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

Stock-Based Compensation
------------------------

At September 30, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the periods ended September 30, 2007 and 2006 as all options granted to employees under the plans were fully vested prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------------------------
(Continued)
-----------

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the quarter ended September 30, 2007 and 2006, there was no excess tax benefit to the Company.

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

Loss Per Share
--------------

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 5,620,000 and 545,000 as of September 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Beneficial Conversion Feature
-----------------------------

The convertible features of a convertible note provide for a rate of conversion that is below market value. Such feature is characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the respective debt instrument. The Company amortized the discount using the effective interest method through maturity of such instrument. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

The Company purchased the assets with a note payable in the amount of $150,000. The note accrues interest at a rate of 12% per annum. The note is currently in default and the Company is negotiating with the note holder for an extension to the first quarter of 2008.

The acquisition has been accounted for using the purchase method of accounting.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and license (which approximate fair value) as of April 1, 2006, the acquisition date:

         Property and equipment                               $ 49,400
         FCC License                                           100,600
                                                             ----------
                                                              $150,000
                                                             ==========

Effective February 1, 2007, the Company purchased certain assets and subscribers from a cable TV company located in southeast Colorado (the "February 2007 Acquisition"). The assets include 12 systems offering cable TV and high speed services in certain locations.

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

The following represents an allocation of the purchase price over the historical net book value of the acquired assets as of February 1, 2007, the acquisition date:

         Property and equipment                                   $46,200
         Subscriber list                                          100,000
                                                                ----------
                                                                 $146,200
                                                                ==========

As discussed in Note 1, effective June 30, 2007, NexHorizon entered into the Merger with STN. Pursuant to the Merger, all of the outstanding common shares of STN were exchanged into 2,666,667 shares of NexHorizon common stock. The Company recorded the Merger as a "reverse Merger" whereby STN was considered to be the accounting acquirer and retained control of the Company after the Merger.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Y-Tel as of June 30, 2007, the effective date of the Acquisition:

        Cash                                                 $        27,398
        Prepaid expenses and other current assets                     56,913
        Property and equipment, net                                  147,450
        Other assets                                                   2,925
        Accounts payable and accrued expenses                      (732,570)
        Notes payable                                              (144,146)
                                                        ----------------------
           Net tangible liabilities assumed                        (642,030)
        Goodwill (1)                                               1,200,000
                                                        ----------------------
                                                              $    $ 557,970
                                                        ======================

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)
NOTE 2 - ACQUISITIONS (Continued)
---------------------------------

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

The unaudited pro forma combined historical results, as if Y-Tel, the April 2006 Acquisition and the February 2007 Acquisition had been acquired as of the beginning of the periods presented, are estimated as follows:


                                 Nine Months Ended          Nine Months Ended
                                September 30, 2007         September 30, 2006
                              ------------------------   -----------------------

    Net sales                   $             284,924      $             248,625
    Net loss                    $         (2,140,867)      $           (286,635)
    Weighted average common
      shares outstanding:
         basic and diluted                 14,050,554                 13,866,702
    Loss per share:
         basic and diluted      $               (.15)      $               (.02)


                               Three Months Ended         Three Months Ended
                               September 30, 2007         September 30, 2006
                             ------------------------   ------------------------
 Net sales                     $              88,123      $              82,875
 Net loss                      $           (754,478)      $            (95,545)
 Weighted average common
   shares outstanding:
      basic and diluted                   14,397,024                 13,866,702
 Loss per share:
      basic and diluted        $               (.05)      $               (.01)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results. The pro forma information does include corporate cost.

Potential Acquisition
---------------------

In May 2007, the Company executed a management agreement with Chula Vista Cable and National City Cable for a period not to exceed 120 days effective June 1, 2007. The agreement will cover all management functions for both entities' operations. The Company also executed an Asset Purchase Agreement with Chula Vista Cable for the entire business, while executing a Stock Purchase Agreement with National City Cable for 100% of its issued and outstanding shares for an aggregate of $5,000,000. Both companies provide cable TV and high speed Internet services in the San Diego greater metropolitan area. Both transactions were executed and are held in escrow pending completion of financing and financial statement audit. During the three and nine months ended September 30, 2007, the Company recognized management fee revenue of $25,000 and $35,000, respectively. The management agreement contract has been extended to November 30, 2007.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the nine months ended September 30, 2007, the Company entered into the following related party transactions:

     o Issued an aggregate of $40,000 in notes payable ranging from 12% - 18% to a director of the Company. The notes included the issuance of 148,527 warrants ranging from $0.40 - $0.75 per warrant ranging three to five years (see Note 4).

NOTE 4 - NOTES PAYABLE
----------------------

In August 2007, the Company entered into a settlement agreement related to a note payable issued in 2005, in which principal and accrued interest of approximately $921,000 will be converted into shares of the Company's common stock. In accordance with the settlement, the Company agreed to six quarterly payments of approximately $153,000, plus interest, beginning September 30, 2007 through the issuance of the Company's common stock at its fair value. Each quarterly payment of principal and interest will be based on the average closing price five days prior to the payment date. Accordingly, on September 30, 2007, the Company issued 650,236 shares of common stock or approximately $0.24 per share. The outstanding balance at September 30, 2007 was $767,277.

In August 2007, the Company issued a one year convertible note payable totaling $25,000, bearing interest at 20% per annum. The convertible note, at the holder's option, may be converted into restricted common shares at $0.10 per share. In connection with the issuance, the Company recorded a debt discount of $25,000, consisting of a beneficial conversion feature. The Company is amortizing the discount over the life of the note. The Company has amortized $3,767 to interest expense during the period ended September 30, 2007. The outstanding balance of the note was $3,767, net of debt discount of $21,233, at September 30, 2007.

In August 2007, the Company issued a $124,000, 7% convertible note payable for consulting services, maturing in February 2008. The note is convertible into the Company's common stock at $0.20 per share. The outstanding balance at September 30, 2007 was $123,000.

In June 2007, the Company assumed a $15,000 12% convertible note payable, dated March 2007, to a director in connection with the Merger. The convertible note had a term of 90 days and has been extended through June 2008. In connection with the issuance of the convertible note, the Company issued two warrants exercisable for 37,500 shares each. The first 37,500 share warrant has a term of one year and an exercise price of $0.40 per share. The second 37,500 share warrant has a term of two years and an exercise price of $0.75 per share. The related debt discount was fully amortized as of the Effective Date. The outstanding balance was $15,000 at September 30, 2007.

In June 2007, the Company assumed notes payable, dated March 2007, to various financial institutions for an aggregate of $57,346 in connection with the Merger, collateralized by automobiles. The notes bear interest at annual interest rates ranging from 0% to 2.9%. Principal and interest is payable in monthly installments ranging from $472 to $532 through May 2012 and the outstanding balance was $56,723 at September 30, 2007.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 4 - NOTES PAYABLE Continued
--------------------------------

In March 2007, the Company issued a five month convertible note payable totaling $25,000, bearing interest at 25% per annum and matured in August 2007, which replaced a previously issued note in the same amount. The holder may convert the Note to common shares at $0.25 per share. The note also included the issuance of a warrant to purchase 50,000 shares of the Company's common stock at $0.50 per share and a warrant to purchase 50,000 shares of the Company's common stock at $0.75 per share. The warrants expire in March 2008 and March 2009, respectively. In connection with the issuance, the Company recorded a debt discount of $12,024, consisting of a beneficial conversion feature of $2,012 and the relative fair value of the warrant of $10,012. The Company amortized the discount during the period ended September 30, 2007. As of September 30, 2007, the Company is in default under the note and the outstanding balance was $25,000.

In February 2007, the Company issued a six month convertible note payable totaling $100,000, bearing interest at 25% per annum and matured in August 2007, which replaced a previously issued note in the same amount. The holder may convert the Note to common shares at $0.25 per share. The note also included the issuance of a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share and a warrant to purchase 200,000 shares of the Company's common stock at $0.75 per share. The warrants expire in February 2008 and February 2009, respectively. In connection with the issuance, the Company recorded a debt discount of $47,808, consisting of a beneficial conversion feature of $7,904 and the relative fair value of the warrants of $39,904. The Company amortized the discount during the period ended September 30, 2007. As of September 30, 2007, the Company is in default under the note and the outstanding balance was $100,000.

In February 2007, the Company issued a six month convertible note payable totaling $20,000, bearing interest at 12% per annum and matured in August 2007, which replaced a previously issued note in the same amount. The holder may convert the note to common shares at $0.25 per share. The note also included the issuance of a warrant to purchase 40,000 shares of the Company's common stock at $0.50 per share and a warrant to purchase 40,000 shares of the Company's common stock at $0.75 per share. The warrants expire in February 2008 and February 2009, respectively. In connection with the issuance, the Company recorded a debt discount of $9,562, consisting of a beneficial conversion feature of $1,581 and the relative fair value of the warrant of $7,981. The Company amortized the discount during the period ended September 30, 2007. As of September 30, 2007, the Company is in default under the note and the outstanding balance was $20,000.

The Company assumed a $25,000, 18% note payable to a director in connection with the Merger. The original note had a term of 180 days and has been extended through March 2008. In connection with the issuance of the note, the Company issued a warrant exercisable for 73,527 shares. The warrant has a term of one year and an exercise price of $0.40 per share. The acquired note had a debt discount of $1,616 at the Effective Date, which was amortized to interest expense during the period ended September 30, 2007. The debt discount related to a BCF and the relative fair value of the warrants. The outstanding balance at September 30, 2007 was $25,000.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 4 - NOTES PAYABLE (Continued)
----------------------------------

The Company assumed a one year convertible note payable totaling $50,000 in connection with the Merger, bearing interest at 7.5% per annum. The note is convertible into the Company's common stock at $0.17 per share. The Convertible Note also included a warrant to purchase 23,529 shares of the Company's common stock, exercisable at $0.17 per share. In January 2007 the convertible note holder exercised its warrants. The acquired note had a debt discount of $14,584 at the effective date, which was amortized to interest expense during the period ended September 30, 2007. The debt discount relates to a BCF and the relative fair value of warrants. From the maturity date the convertible note has been extended under the same terms for an additional 180 days. The outstanding balance at September 30, 2007 was $50,000.

In connection with the April 2006 Acquisition, the Company has a $25,000 revolving line of credit (the "Line") with the seller. The Line matured on April 1, 2007 and currently is in default. The Company is currently negotiating an extension through the first quarter of 2008. The Line was provided exclusively for the purchase of equipment and marketing related to the acquired assets. Interest on outstanding borrowings accrues at a rate of 15% per annum. The line is secured by all of the acquired assets. As of September 30, 2007, no principal payments have been made against outstanding borrowings of $25,000 and the Company was in compliance with all loan covenants.

In August 2007, the Company issued a convertible note payable totaling $50,000, bearing interest at 12% per annum and matured in August 2007, which replaced a previously issued note in the same amount. Subsequent to the maturity, the Company extended the note through January 2008. The holder may convert the note to common shares at $0.10 per share. In connection with the issuance of the note, the Company recorded a debt discount of $50,000, consisting of a beneficial conversion feature. The Company amortized the debt discount to interest expense through the original maturity date of August 2007. The outstanding balance of the Convertible Note was $50,000 at September 30, 2007.

In August 2007, the Company issued a convertible note payable totaling $50,000, bearing interest at 12% per annum and matured in August 2007, which replaced a previously issued note in the same amount. Subsequent to the maturity, the Company extended the note through January 2008. The holder may convert the note to common shares at $1.00 per share. The outstanding balance of the Convertible Note was $50,000 at September 30, 2007.

The Company issued a note payable in the amount of $150,000 in connection with the April 2006 Acquisition (see Note 2).

In the second quarter of 2006, the Company issued notes payable in the aggregate of $52,500. The notes are due on demand and accrue interest at a rate of 12% per annum.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 5 -INTANGIBLES
-------------------
         Intangible assets consist of the following as of September 30, 2007:


                                         Estimated
                              Date       Useful             Gross
                                           Life           Carrying     Accumulated   Net Carrying
                            Acquired      (Years)
                                                           Amount      Amortization     Amount
                          ---------------------------   ---------------------------------------------
 FCC License                 4/1/06         Ten       $      100,600    $  (15,090)    $    85,510

 Customer List               2/1/07                          100,000             -         100,000
                                                        ---------------------------------------------
        Total intangible
             assets, net                              $      200,600    $  (15,090)    $   185,510
                                                        =============================================

         Amortization of intangible assets was $2,515 and $2,515 during the three months ended September 30, 2007 and 2006 and $7,545 and $5,030 during the nine months ended September 30, 2007 and 2006, respectively.


NOTE 5 -INTANGIBLES, continued
------------------------------

         The estimated amortization expense for the next five years is as follows:

               Years Ending
               December 31,
               ---------------------------------------

               2007 (three months) $           2,515
                      2008                    10,060
                      2009                    10,060
                      2010                    10,060
                      2011                    10,060

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

Common Stock
------------

In connection with the acquisition of Y-Tel, the Company acquired prepaid services from a consultant. The Company will amortize such amount over the life of the related agreement through December 2008.

During the quarter ended September 30, 2007, the Company issued 318,639 shares of common stock to consultants in connection with services provided. The estimated fair value of the shares was $68,473 (based on the related measurement date), which was expensed in the accompanying statement of operations for the quarter ended September 30, 2007.

During the quarter ended September 30, 2007, the Company issued an aggregate of 1,170,265 shares of its common stock as compensation to its employees. The estimated fair value of the shares was $242,333 (based on the related measurement dates), which was expensed in the accompanying statement of operations for the quarter ended September 30, 2007.

During the quarter ended September 30, 2007, the Company issued an aggregate of 760,236 shares of its common stock in connection with the conversion of $163,456 of notes payable principal and $1,000 of accrued interest.

During the quarter ended September 30, 2007, the Company issued an aggregate of 67,006 shares of its common stock in connection with the conversion of accounts payable and accrued expenses of $16,801. The shares of common stock were issued at an average price of $0.25, which represented the estimated fair value on the respective measurement dates.

During the quarter ended September 30, 2007, the Company issued an aggregate of 230,000 shares of its common stock for $46,000.

Options
-------

In January 2007, the Board of Directors approved the 2007 Stock Option Plan (the "Plan"). The Plan has reserved 1,100,000 shares of the Company's common stock, as amended. Under provisions of the Plan, the exercise price of the options issued under the Plan shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors at the time of grant. As of September 30,2007 the Company has had no grants to date under the plan.

Warrants
--------

During the quarter ended September 30, 2007, the Company granted warrants to purchase an aggregate of 580,000 shares of the Company's common stock in connection with various notes payable (see Note 4).

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

Results of Operations - Period Ended September 30, 2007 Compared to Period Ended September 30, 2006

Summary

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

For the Nine Months Ended September 30, 2007

Net Sales

Net sales of $262,019 were recognized for the nine months ended September 30, 2007, compared to $20,630 for the nine months ended September 30, 2006. The increase is attributed to the cable TV systems acquired earlier this year and $35,000 of management fee revenue. Management fees are received in connection with a management agreement in place with Chula Vista Cable and National City Cable.

Operating Expenses

Operating expenses were $2,071,269 for the nine months ended September 30, 2007, compared to $1,419,536 for the nine months ended September 30, 2006. This represents an increase of $651,733 or 46%. Of the nine months ended September 30, 2007 expenses, $1,200,000 represents an impairment of goodwill related to the Merger. The Company recorded salaries and related expenses for the nine months ended September 30, 2007 of $254,322 compared to the same period 2006 of $545,780, a decrease of $291,458 or 53%, which is a result of the Merger. Of the Company's general and administrative expenses for the nine months ended September 30, 2007, approximately $323,577 was for legal, consulting and professional services representing approximately 52% of general and administrative expenses.

Interest Expense

During the nine months ended September 30, 2007, the Company incurred interest expense of $303,612 compared to $252,626 for the nine months ended September 30, 2006. Interest expense increased in the current nine month period, primarily due to additional borrowings. Included in the expense, the Company recorded the amortization of beneficial conversion features and the relative fair value of warrants issued with convertible notes of $139,361 during 2007.

For the Three Months Ended September 30, 2007

Net Sales

Net sales of $108,679 was recognized for the three months ended September 30, 2007, compared to $9,334 for the three months ended September 30, 2006. The increase of $99,345 is attributed to the cable TV system acquired in February 2007 and $25,000 of management fee revenue. Management fees are received in connection with a management agreement in place with Chula Vista Cable and National City Cable.

Operating Expenses

Operating expenses were $680,530 for the three months ended September 30, 2007, compared to $299,020 for the three months ended September 30, 2006. This represents an increase of $381,510 or 128%. The Company recorded salaries and related expenses for the three months ended September 30, 2007 of $168,754 compared to the same period in 2006 of $182,100 a decrease of $13,346 or 7%, which is attributable to a reduction in staff. Of the Company's general and administrative expense for the quarter ended September 30, 2007, approximately $232,522 was for legal, consulting and professional services representing approximately 45% of general and administrative expenses.

Interest Expense

During the three months ended September 30, 2007, interest expense was $201,861 compared to $107,871 for the three months ended September 30, 2006. Interest expense increased in the current three month period, primarily due to additional borrowings. Included in the expense, the Company recorded the amortization of beneficial conversion features and the relative fair value of warrants issued with convertible notes of $139,361 during 2007, which primarily resulted from the issuance of new debt instruments convertible into common stock of Nexhorizon.

Liquidity and Capital Resources

On September 30, 2007, the Company had no cash on hand. In October 2007, the Company received funds through the payment of accounts receivable and through the Company's continuing financing efforts. As of September 30, 2007, the Company has a working capital deficit of $3,590,708. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In April 2007, the Company prepared an Offering Memorandum to raise up to $1,000,000 in equity financing. The Company is selling units at $2,000 per unit. A unit consists of 10,000 restricted common shares and a Class A warrant with an exercise price of $0.40 per share for three years and a Class B warrant with an exercise price of $0.75 per share for five years, respectively. As of November 15, 2007, the Company has sold an aggregate of 84 units under the Offering Memorandum and received proceeds of $168,000, net of offering costs of $1,000.

In May 2007, the Company executed a management agreement with Chula Vista Cable and National City Cable for a period not to exceed 120 days effective June 1, 2007. The agreement will cover all management functions for both entities' operations. The Company also executed an Asset Purchase Agreement with Chula Vista Cable for the entire business, while executing a Stock Purchase Agreement with National City Cable for 100% of its issued and outstanding shares for a combined aggregate of $5,000,000. Both companies provide cable TV and high speed Internet services in the San Diego greater metropolitan area. Both transactions were executed and are held in escrow pending completion of financing and an audit. The Company recognized $35,000 of management fee revenue during the nine months ended September 30, 2007. The Company has extended its management agreement for an additional 60 days.

In August 2007, the Company entered into a settlement agreement related to a note payable issued in 2005, in which principal and accrued interest of approximately $921,000 will be converted into shares of the Company's common stock. In accordance with the settlement, the Company agreed to six quarterly payments of approximately $153,000, plus interest at 10% per annum, beginning September 30, 2007 through the issuance of the Company's common stock. Each quarterly payment will be based on the average closing price five days prior to the payment date. The first payment dated September 30, 2007 represented 650,236 common shares at $0.236 per share


Going Concern

The Company's interim financial statements for the nine months ended September 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,248,402 for the nine months ended September 30, 2007, had negative working capital of $3,590,708 an accumulated deficit of $10,027,452 as of September 30, 2007.

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


Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2007.

Item 3 - Controls and Procedures.

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934.) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3A(T) - Controls and Procedures

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

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


Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

From July 1, 2007 through September 30, 2007, NexHorizon Communications, Inc. issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

    1. During the quarter ended September 30, 2007, the Company issued 318,639 shares of common stock in connection with services provided. The estimated fair value of the shares was $68,473 (based on the related measurement date), which was expensed in the accompanying statement of operations for the quarter ended September 30, 2007.
    2. During the quarter ended September 30, 2007, the Company issued an aggregate of 1,170,265 shares of its common stock as compensation to its employees. The estimated fair value of the shares was $242,333 (based on the related measurement dates), which was expensed in the accompanying statement of operations for the quarter ended September 30, 2007.
    3. During the quarter ended September 30, 2007, the Company issued an aggregate of 760,236 shares of its common stock in connection with the conversion of $164,456 of notes payable.
    4. During the quarter ended September 30, 2007, the Company issued an aggregate of 67,006 shares of its common stock in connection with the conversion of accounts payable and accrued expenses of $16,800. The shares of common stock were issued at an average price of $0.25, which represented the estimated fair value on the respective measurement dates.
                                       24

    5. During the quarter ended September 30, 2007, the Company issued an aggregate of 230,000 shares of its common stock for $46,000.

    6. During the quarter ended September 30, 2007, the Company granted warrants to purchase an aggregate of 580,000 shares of the Company's common stock in connection with various notes payable at exercise prices ranging from $0.50 to $0.75 and expire through March 2009.

     7. In August 2007, the Company entered into a settlement agreement related to a note payable issued in 2005, in which principal and accrued interest of approximately $921,000 will be converted into shares of the Company's common stock. In accordance with the settlement, the Company agreed to six quarterly payments of approximately $153,000, plus interest, beginning September 30, 2007 through the issuance of the Company's common stock at its fair value. Each quarterly payment of principal and interest will be based on the average closing price five days prior to the payment date. Accordingly, on September 30, 2007, the Company issued 650,236 shares of common stock or approximately $0.24 per share. The outstanding balance at September 30, 2007 was $767,277.

     8. In August 2007, the Company issued a one year convertible note payable totaling $25,000, bearing interest at 20% per annum. The convertible note, at the holder's option, may be converted into restricted common shares at $0.10 per share. In connection with the issuance, the Company recorded a debt discount of $25,000, consisting of a beneficial conversion feature. The Company is amortizing the discount over the life of the note. The Company has amortized $3,767 to interest expense during the period ended September 30, 2007. The outstanding balance of the note was $3,767, net of debt discount of $21,233, at September 30, 2007.

     9. In August 2007, the Company issued a $124,000, 7% convertible note payable for consulting services, maturing in February 2008. The note is convertible into the Company's common stock at $0.20 per share. The outstanding balance at September 30, 2007 was $123,000.

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




                       NexHorizon Communications, Inc.
                                 (Registrant)


                 By:     /s/ Calvin D. Smiley Sr.
                        ---------------------------
                        Calvin D. Smiley Sr., President and CEO

                 Date:    November 19, 2007


                       /s/ Daniel M. Smith
                       -----------------------------
                       Daniel M. Smith, Chief Financial Officer


                          November 19, 2007