Form 10QSB/A
period 2007-09-30
NexHorizon Communications, Inc.
filed 2008-03-31
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                  AMENDMENT #1


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




                       NexHorizon Communications, Inc.
                                 (Registrant)


                 By:
                        ---------------------------
                        Calvin D. Smiley Sr., President and CEO


                 Date:    March 28, 2008




                       -----------------------------
                       Daniel M. Smith, Chief Financial Officer



                          March 28, 2008