Form 10KSB
period 2007-12-31
NexHorizon Communications, Inc.
filed 2008-04-15
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the fiscal year ended December 31, 2007

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

                                 (303) 404-9700
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year:  $343,812

As of the close of trading on March 15, 2008, there were 23,550,113 common shares outstanding, 14,710,519 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on March 10, 2008, was approximately $3,532,517.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):    YES  [ ]   NO [X]



                         NEXHORIZON COMMUNICATIONS, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM         DESCRIPTION                                                           PAGE
---------

Part I.

Item 1.         Description of Business                                                    4

Item 2.         Description of Property                                                   14

Item 3.         Legal Proceedings                                                         15

Item 4.         Submission of Matters to a Vote of Security Holders                       15

Part II.

Item 5.         Market for Common Equity and Related Stockholder Matters                  15

Item 6.         Management's Discussion and Analysis or Plan of Operation                 18

Item 7.         Financial Statements                                                      21

Item 8.         Changes in and Disagreements With Accountants on Accounting and           21

Item 8a.        Controls and Procedures.                                                  21

Part III.

Item 9.         Directors, Executive Officers, Promoters and Control Persons and          24

Item 10.        Executive Compensation                                                    26

Item 11.        Security Ownership of Certain Beneficial Owners and Management and

Item 12.        Certain Relationships and Related Transactions, and Director

Part IV.

Item 13.        Index to Exhibits                                                         31

Item 14.        Principal Accountant Fees and Services                                    32

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Nexhorizon Communications, Inc. ("Nexhorizon" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors and raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 18 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY OF NEXHORIZON COMMUNICATIONS, INC.
------------------------------------------

NexHorizon Communications, Inc. was incorporated in Delaware on January 16, 2001. Prior to January 29, 2007, NexHorizon Communications was named Y-Tel International, LLC ("Y-Tel"). On January 29, 2007, Y-Tel International, LLC changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company" hereafter).

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes.

Restructuring Activities

During 2006, the Company changed its business objective from being a telecommunication carrier to a new strategic objective that redefines the cable television industry's approach to business in rural areas; specifically systems with subscriber bases in the range of 2,500 to 35,000 throughout the United States.

On October 17, 2006, the Company entered into a contract for the acquisition of Sunrise Television Networks, Inc. ("STN") (and its wholly-owned subsidiary NexHorizon of Colorado, Inc. (formerly Sunrise Broadband of Colorado, Inc.)) from Sunrise Broadband Group, Inc. STN's audit was completed in June 2007 and the Company closed the transaction effective June 22, 2007.

In connection with these changes in its business plans, in late 2006, the Company's management and board of directors was restructured. Messrs. Steve Lipman, Todd Wallace and Allen Tracey resigned from the Board of Directors. Mr. John Conroy resigned as the acting Chief Executive Officer and Chief Financial Officer, but retained his seat on the Company's Board of Directors. During this same period, Messrs. Calvin Smiley, Gregory Liptak and Daniel Smith were appointed to the Company's Board of Directors. Messrs. Smiley and Smith were appointed the Company's Chief Executive Officer and Chief Financial Officer, respectively.

In January 2007, the Company changed its name to NexHorizon Communications, Inc. and affected a reverse split of its issued and outstanding stock on a 1 for 8.5 basis.

The Company's new mission is to identify a series of strategically targeted rural cable systems and networks. The Company intends to selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system will expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies.

In the first quarter of 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid with interest only for the first six months with principle and interest payments during the remaining months. Payments are made monthly at the higher of 11.5% or prime plus 4%.

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") on January 1, 2008. The combined entities serve over 3,400 subscribers representing approximately $1.6 million in annual historical revenue. The combined entities were acquired for $5.0 million paid in $750,000 of cash, 2.5 million shares of Class A Preferred stock with an estimated fair value of $2,500,000 and $1.75 million in the form of a 3 year balloon note bearing interest at 6%, paid quarterly.

SERVICES

The Company changed its business plan in order to capitalize on the opportunities presented by the largely ignored rural cable television markets. The Company's management intends to identify a series of strategically targeted rural cable systems and networks. We propose to selectively acquire, upgrade and consolidate the capabilities of these systems with the goal that the sum of the whole will be greater than its parts.

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

In providing the above services, the Company intends to utilize an appropriate combination of wired and wireless technologies to deliver the services to business and residential customers so as to increase revenues, improve gross margins and generate higher cash flows. The Company's management believes the flexibility in network architecture and the use of a variety of state of the art technologies, which were never readily available before, offered at a reasonable cost will cause capital expenses to be lower than those normally encountered in typical cable and telecommunications broadband upgrades. The objectives of using the most appropriate technology and offering the above noted services are:

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

Rural Cable Market Opportunities

The cable industry is a large but very competitive industry. According to data provided by Kagan Research LLC, cable service providers will generate estimated annual revenues in the amount of $69.5 billion as of January 2008. Cable is an enormous industry fuelled by a growing population base and a trend towards home entertainment.

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

Other cable solution providers and cable companies that would be considered competitive to NexHorizon would be: Cox Communications, Inc., Adelphia
Communications Corporation, Cablevision Systems Corporation, Charter Communications Inc., Insight Communications, Inc. and Mediacom Communications Corporation, among others.

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

RISK FACTORS
------------

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We have recently restructured and have limited operating history in the new structure. Our prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of the rural cable TV business in particular and in the telecommunications industry in general, which is characterized by a significant number of market entrants and intense competition, as well as the various risk factors described herein.

IT IS POSSIBLE THAT OUR OPERATING LOSSES MAY INCREASE IN THE FUTURE AND THE COMPANY MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We anticipate that we will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures in research and development, increase sales and marketing costs, additional personnel hires, greater levels of product development and our general growth objectives related to our proposed new products which we intend to develop.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED A GOING CONCERN OPINION AND IF WE DO NOT GENERATE ENOUGH CASH FROM OPERATIONS TO SUSTAIN OUR BUSINESS, WE MAY HAVE TO LIQUIDATE ASSETS OR CURTAIL OUR OPERATIONS.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Conditions exist which raise substantial doubt about our ability to continue our business unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. In addition, we have limited working capital. We cannot assure or guarantee that additional capital and/or debt financing will be available when and to the extent required or that if available, it will be on terms favorable or acceptable by us. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business which could cause loss of investment.

OUR CURRENT LIABILITIES EXCEED OUR CURRENT ASSETS BY A SIGNIFICANT AMOUNT, WHICH COULD PUT SHAREHOLDERS/INVESTORS AT SERIOUS RISK OF LOSS OF THEIR INVESTMENT.

We have current liabilities totaling $2,493,009 and $123,992 in current assets as of December 31, 2007. We have a working capital deficit of $2,369,017 as of December 31, 2007. These liabilities include accounts payable of approximately $1,758,003 as of December 31, 2007. In the event that creditors or litigants, if any, were to attempt to collect by levy and attachment or by filing an involuntary bankruptcy petition, it is likely that shareholders, as equity holders, would receive little, if any return of investment, because creditors would be paid first.

WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS FOR OPERATIONS AND MARKETING/ DEVELOPMENT, WHICH WE MAY NOT BE ABLE TO OBTAIN.

The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of operations, including funding the significant capital expenditures necessary to provide service in targeted markets. We may be unable to obtain any future equity or debt financing on acceptable terms or at all. A market downturn or general market uncertainty will adversely affect our ability to secure additional financing. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory, we will need to delay deployment of new products or take other actions that could adversely affect business, prospects, operating results and financial condition. To date, our cash flow from operations has been insufficient to cover expenses and capital needs. Our current capital resources have been expended and our needs for additional capital to continue expansion, which we may not be able to obtain, and which failure to obtain could impair or curtail operations.

WE May Face Increased Competition Because of Technological Advances, Which Could Adversely Affect Future Results of Operations.

The market for telecommunications in general, and rural cable TV services such as those that we sell, is intensely competitive. Upon completion of the Merger and the acquisition of Cable TV Systems, we will compete directly with high-powered direct-to-home ("DTH") satellites providers, and compete generally with ISP's and the local telephone company. Competitive factors in the telecommunications industry and the rural cable TV segment include signal quality, service support, brand awareness, price, advertising and promotion and variety of services offered.

The loss of key personnel could have a material adverse effect on OUR business.

If any of our key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our key personnel, including Calvin D. Smiley, Sr., the Chairman and Chief Executive Officer of the Company.

WE may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the "backbone" telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. In certain cases, these items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We do not typically carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving internet and telecommunications standards or that are compatible with other equipment and software that we use, business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, communications or other services on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and business, financial condition and results of operations could be materially adversely affected.

ACTIONS BY POLE OWNERS MIGHT SUBJECT US TO SIGNIFICANTLY INCREASED POLE ATTACHMENT COSTS.

Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator's favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC's classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. A formal hearing is currently before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit which would allow it to ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates.

Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

CHANGES IN COMPULSORY COPYRIGHT REGULATIONS MIGHT SIGNIFICANTLY INCREASE OUR LICENSE FEES.

Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required "buy throughs" to obtain digital service; (ii) reporting of "dual carriage" and multicast signals; (iii) revisions to the Copyright Office's rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable head end location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communicates where the signal is not carried, dubbed "phantom signals." The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business, financial condition and results of operations by increasing our copyright compulsory license fee costs or by causing management to reduce or discontinue carriage of certain broadcast signals that are currently carried on a discretionary basis.

WE ARE SUBJECT TO REGULATION BY FEDERAL, STATE AND LOCAL GOVERNMENTS.

The federal, state and local governments extensively regulate the cable communications industry. We expect that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act of 1934, as amended. In addition to regulations already in place, the results of these judicial and administrative proceedings may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We will have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renew or transfer, which concessions or other commitments could materially adversely impact our financial condition and result of operations. We will also be regulated by the Federal Communications Commission ("FCC"), or FCC, and state public utilities commissions or PUC. Telecommunications companies, including ours that have the ability to offer telephone services over the Internet, generally are subject to significant regulation. This regulation could materially adversely affect business operations.

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

WE MUST COMPLY WITH ENVIRONMENTAL REGULATIONS OR WE MAY HAVE TO PAY EXPENSIVE PENALTIES OR CLEAN UP COSTS.

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as solvents, lubricants, degreasing agents, plastic and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

IF WE DO NOT COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE UNABLE TO SHIP OUR PRODUCTS OR HAVE TO PAY EXPENSIVE FINES OR PENALTIES.

We are subject to regulation by county, state, and federal governments, governmental agencies, and regulatory authorities from several different countries. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Further our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

THERE ARE LIMITED TRADING MARKETS FOR OUR COMMON STOCK, THEREBY LIMITING AN INVESTOR'S OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently only a very limited trading market exists for our common stock. The common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "NXHZ." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure its shareholders that a market for our common stock will be sustained. There is no assurance that our common stock will have any greater liquidity than shares that do not trade on a public market. An investor may be required to retain its investment for an indefinite period of time, and may not be able to liquidate the investment in the event of an emergency or for any other reasons.

REGULATION OF PENNY STOCKS

Our securities are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6,
15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to its securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE WILL NOT PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid cash dividends and management does not expect the Company to be in a position to pay cash dividends in the foreseeable future. Management believes any future earnings will be retained to finance ongoing operations and the expansion of the business.

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

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.
-------------------------------------------------------------------

We believe that our acquisitions will open new cross-marketing opportunities in each company's respective customer base. This expansion of business could place a significant strain on our management, financial resources, and other resources. There can be no assurance that such expansion will occur.

We intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:


        o engage, train and manage a larger sales force and additional service personnel;
        o      expand the geographic coverage of our sales force;
        o      expand our information systems;
        o identify and successfully integrate acquired businesses into our operations; and
        o      administer   appropriate  financial  and  administrative  control
               procedures.


Our anticipated growth will likely place a significant strain on our management, financial, operational, technical, sales and administrative resources. Our ability to manage future growth, if it occurs, will also depend upon the capacity, reliability and security of our network infrastructure. Any failure to effectively manage our growth or to promptly address and respond to these circumstances may cause our business to suffer and our stock price to decline.

CHARGES TO  EARNINGS  RESULTING  FROM PAST OR FUTURE  ACQUISITIONS  OR  INTERNAL
--------------------------------------------------------------------------------
REORGANIZATIONS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
-----------------------------------------------------------

Under current purchase accounting, we allocate the total purchase price to an acquired company's net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:


        o      Loss on impairment of goodwill and/or other intangible assets;
        o Changes in the useful lives or the amortization of identifiable intangible assets;
        o Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and
        o      Charges to income to reduce our cost structure.

In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

IF WE FAIL TO ESTABLISH OR MAINTAIN  EFFECTIVE  INTERNAL CONTROLS OVER FINANCIAL
--------------------------------------------------------------------------------
REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.
-------------------------------------------------------------------

We have determined that our internal controls over financial reporting have material weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our future assessments of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE  SARBANES-OXLEY ACT OF 2002 ARE
--------------------------------------------------------------------------------
UNCERTAIN,  AND IF WE FAIL TO COMPLY IN A TIMELY  MANNER,  OUR BUSINESS COULD BE
--------------------------------------------------------------------------------
HARMED AND OUR STOCK PRICE COULD DECLINE.
-----------------------------------------

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm. Currently, we believe these two requirements apply to our annual reports for fiscal 2007 and 2009, respectively. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance during the remainder of 2008 and on an ongoing basis. It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

WE CANNOT BE CERTAIN THAT OUR INTERNAL CONTROL OVER FINANCIAL  REPORTING WILL BE
--------------------------------------------------------------------------------
EFFECTIVE OR SUFFICIENT IN THE FUTURE.
--------------------------------------

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.

If we fail to achieve and maintain an effective system of internal controls, we may be unable to produce reliable financial reports or prevent fraud. If we are routinely unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is required to attest to the effectiveness of our internal controls but is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

OUR SIGNIFICANT INDEBTEDNESS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
------------------------------------------------------------------------

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations. We have a significant amount of indebtedness and are very likely to incur additional indebtedness in the future. In the future, we may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt.

In order to finance the acquisition consideration for future acquisitions, we may incur additional significant indebtedness. This additional indebtedness may, among other things, require us to:

        o Maintain a specific ratio of net debt to consolidated operating income or other measurements;
        o Dedicate a significant portion of our cash flow from operations to payments on this debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;
        o      Increase   our   vulnerability   to  general   adverse   economic
               conditions; and
        o Limit our flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, the terms of the financing obligations may contain restrictions, including limitations on our ability to:

        o    Incur additional indebtedness;
        o    Create or incur liens;
        o    Dispose of assets;
        o    Consolidate or merge with or acquire another entity;
        o Pay dividends, redeem shares of capital stock or effect stock repurchases; and
        o    Make loans and investments.

The requirements and limitations that could be associated with additional indebtedness have the potential to increase our vulnerability to general adverse economic conditions, and limit our ability to respond to changes and challenges in our business. In addition, a failure to comply with any such restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that we are unable to cure or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

Employees

The Company has seven full-time employees. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

Corporate Headquarters

As of December 31, 2007, the Company leases facilities located in Westminster, Colorado. The lease relates to office space at the monthly rate of $2,250 per month. The lease expires in February 2008. The Company has renewed its lease with additional space for a two year period at the monthly rate of $2,500.

Other Facilities

As of December 31, 2007, the Company leases facilities for its telecom hub in Dallas, Texas. The lease relates to cabinet space for housing Voice over Internet Protocol (VoIP") equipment at a rate of $400 per month. The lease is currently on a month to month basis.

The Company also leases space for its 13 head ends located in Colorado. The lease space holds the Company's cable TV and high speed internet equipment at a monthly rate ranging from $25 - $350. The leases are currently on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

     - The Company has agreed to a settlement offer of $10,000 per month totaling $70,000 for hardware furnished by Digicomm International, Inc. Such amount is included in accrued expenses at December 31, 2007.

     - The Company is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses at December 31, 2007 and 2006 in the accompanying consolidated balance sheet related to these claims.

     - The Company has agreed to a settlement offer of $15,000 related to the Company's failure to complete an acquisition. Such amount is included in accrued expenses at December 31, 2006 and 2007.

     - The Company is in negotiations with the former Chief Executive Officer regarding final settlement of unpaid wages and claims. The Company has included approximately $50,000 in accrued expenses at December 31, 2006 and 2007.

     - The Company is in negotiations with previous legal counsel regarding unpaid fees totaling $35,500. Such amount is included in accounts payable at December 31, 2006 and 2007.

     - The Company is in negotiations with NAP of America regarding unpaid lease expenses totaling $5,778. Such amount is included in accounts payable at December 31, 2006 and 2007.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (the "FINRA"). The NASDAQ symbol for the Common Stock is "NXHZ". Prior to February 1, 2007, the Company's NASDAQ symbol for the common stock was "YTLI." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the FINRA and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                2006                        HIGH              LOW
                ----                        ----              ---
March 31, 2006                              $2.47             $2.21
June 30, 2006                                0.51              0.51
September 30, 2006                           0.60              0.61
December 31, 2006                            0.43              0.34

                2007                        HIGH              LOW
                ----                        ----              ---
March 31, 2007                              $0.20             $0.20
June 30, 2007                                0.18              0.15
September 30, 2007                           0.24              0.24
December 31, 2007                            0.16              0.16



On May 22, 2006, the Company was de-listed due to its failure to file all required SEC reports. The Company was re-listed on June 7, 2006.

At December 31, 2007, there were 469 holders of record of the Company's common stock. A significant number of the shares are held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

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



UNREGISTERED SALES OF EQUITY

The Company made the following unregistered sales of its securities from January 1, 2006 to December 31, 2007.


    DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES                CONSIDERATION
    ------------        -------------------     -------------                -------------

  1/1/07 - 12/31/07        Common Stock           2,666,667      Reverse merger.
  1/1/07 - 12/31/07        Common Stock            260,000       Cash
  1/1/07 - 12/31/07        Common Stock            694,554       Debt issuance
  1/1/07 - 12/31/07        Common Stock            692,691       Services rendered
  1/1/07 - 12/31/07        Common Stock            520,863       Accrued liabilities
  1/1/07 - 12/31/07        Common Stock           2,411,074      Salaries
  1/1/07 - 12/31/07        Common Stock           2,895,534      Notes payable and accrued interest
  1/1/07 - 12/31/07          Warrants              975,000       Warrants issued
  1/1/07 - 12/31/07           Options                 -          Options issued

  1/1/06 - 12/31/06          Warrants                 -          Warrants issued
  1/1/06 - 12/31/06           Options                 -          Options issued


Exemption from Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-KSB for the year ended December 31, 2007 contains forward-looking statements. The presentation of future aspects of NexHorizon Communications, Inc. ("NexHorizon," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Business Overview
-----------------

The Company is involved in identifying series of strategically targeted rural cable systems and networks. The Company intends to selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system, where appropriate, will expand its basic cable TV services to include Digital, Video on Demand, Pay per View, High-speed Internet, and Telephone (Voice over Internet Protocol "VoIP") through either its existing cable network of WiFi last mile strategies.

Plan Of Operations

At December 31, 2007, we had no cash on hand. We intend to use our operating cash flow to continue to support operations. We intend to continue to develop the business opportunity through acquisition and organic growth. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees outside of our growth through acquisition.

We are dependent on raising additional equity and/or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. We cannot make any assurances that we will be able to raise funds through such activities.

Results Of Operations - Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Net Sales

Net sales were $343,812 for the year ended December 31, 2007 compared to $29,842 for the year ended December 31, 2006. This represents an increase of $313,970. The increase is attributable to the increased revenue received from the acquisition of cable TV systems acquired in April 2006 and February 2007.

Cost of Sales

Cost of sales were $242,764 for the year ended December 31, 2007 compared to $24,248 for the year ended December 31, 2006. This represents an increase of $218,516 or 901%. The increase is attributed to the proportionate increase in revenue from the acquisition of cable TV systems acquired in April 2006 and February 2007.

Operating Expenses

Operating expenses were $2,779,290 for the year ended December 31, 2007 compared to $1,320,495 for the year ended December 31, 2006. This represents an increase of $1,458,795 or 110% when compared to expenses for 2006. Of the 2007 operating expense, $1,831,484 or 70% is non-cash related to various compensation arrangements, impairment of goodwill and depreciation and amortization.

Liquidity and Capital Resources

We had a net working capital deficit of $2,369,017 at December 31, 2007. Management recognizes the Company must generate additional resources to enable it to continue operations.

In the first quarter of 2008, we executed a three year debenture for approximately $1,760,000. The debenture is repaid as interest only for the first six months with principal and interest during the remaining months. Interest is paid monthly at the higher of 11.5% or prime plus 4%.

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") effective January 1, 2008. The combined entities serve over 3,400 subscribers representing approximately $1.6 million in historical revenue. The combined entities were acquired for $5.0 million paid in $750,000 of cash, 2.5 million shares of Class A Preferred stock with an estimate fair market value of $2,500,000, and $1.75 million in the form of a 3 year balloon note bearing interest at 6%, paid quarterly.

We will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute its intended new business plan or generate positive operating results.

During 2007, we issued 7,214,716 shares of common stock in connection with the conversion of accounts payable, notes payable and services rendered in the aggregate amount of $1,349,155.

Going Concern

Our independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company has recurring operating losses and had negative cash flows from operations for each of the years ended December 31, 2007 and 2006, and has a stockholders' deficit of $2,974,699 at December 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting

Principals Board Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. All of the Company's employee share-based payments were fully vested as of December 31, 2005. Accordingly, there was no expense incurred related to the adoption of SFAS 123(R).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Our internal controls over financial reporting ("ICFR") are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

          i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

          ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

          iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.


ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of December 31, 2007, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

     1.   Shortage  of  qualified  information  technology,   IT  personnel  and
          financial reporting personnel due to limited financial resources. This material weakness can lead to the following:


          - An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and


          - an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

This shortage in financial reporting staff created adjustments to our annual report for 2007, which were not detected by management. In recent years, we have consummated a series of complex debt, equity, spin-off and acquisition transactions involving the application of highly specialized accounting principles, which have resulted in deficiencies. Specifically, these deficiencies were primarily attributable to (1) inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete,
(2) inability to ensure that the accounting for our acquisition and spin-off activities is accurate and complete, (3) lack of comprehensive documentation of accounting policies and procedures.

Management has determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2007.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have authorized the addition of additional staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America. We are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we are evaluating the necessary steps to improve the financial reporting of all of our business units and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting. We are currently analyzing the financial impact of the hiring of information technology management staff that is adequately qualified to ensure that the IT general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


 Name                      Age     Position
 Calvin D. Smiley, Sr.     55      Chief Executive Officer, President & Director
 Daniel M. Smith,          43      Chief Financial Officer, Executive Vice-
                                   President & Director
 John T. Conroy            51      EVP of Strategic Development & Director
   Gregory J. Liptak       68      Director


Biographies

Calvin D. Smiley. Mr. Smiley was appointed the Chief Executive Officer, President and a Director of the Company in October 2006. He has more than 30 years in the broadcasting and cable television industries. He previously had co-founded Sunrise Broadband Group, Inc. from 2004 through 2006. From 2001 to 2003, he was a telecommunications consultant and began work to develop the Sunrise business strategy. Mr. Smiley held various executive positions with TCOM Ventures Corporation headquartered in Englewood, Colorado. From 2000 to 2001 he served as a director, President and CEO of TCOM Ventures, with a business focus to use a digital wireless platform to provide broadband services to customers of acquired rural ISP's and competitive local exchange carriers ("CLEC's"). From 1998 to 1999, he co-founded and served as President of Communicast, Inc., a successful turn-key marketing and advertising sales company which developed revenues for rural cable television systems, wireless providers and independent television stations. Mr. Smiley attended Geneva College in Beaver Falls, Pennsylvania. He completed strategic management courses of study at the University of Pittsburgh.

Daniel Smith. In October 2006, Mr. Smith was appointed the Chief Financial Officer and a Director of the Company. Mr. Smith has over 20 years of finance and accounting experience. He previously had co-founded and was CFO of Sunrise Broadband Group, Inc. Mr. Smith has held various other positions from analyst through CFO. He has extensive experience in finance, mergers and acquisitions, SEC compliance and telecommunications. Mr. Smith's work history includes Chief Financial Officer at REANET Corporation in Durango, Colorado. Mr. Smith was Director of SEC Reporting at AIMCO in Denver from 1998 through 2000. Mr. Smith led all SEC reporting and Annual reports along with supporting all fund raising and M&A efforts. Mr. Smith received his B.S. in Accounting from the University of Akron, in Akron Ohio.

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

Gregory J. Liptak. In November 2006, Mr. Liptak was appointed a Director of the Company. Mr. Liptak is currently a managing member of Western Media Group, LLC, a direct response agency he founded to place products on cable television and broadcasting stations nationwide. Prior to Western Media Group, Mr. Liptak was CEO of Across Media Networks, LLC. For many of his 41 years in the communications industry, Mr. Liptak served as President of Jones Media Networks and Jones Intercable and Spacelink. Mr. Liptak has a B.S. and M.S. from the University of Illinois.

Compensation and Benefit Committee. The Board has appointed a Compensation and Benefit Committee consisting of Messrs. Smiley and Liptak. The Compensation and Benefit Committee has been authorized to take those actions on behalf of the Company allowed by law in connection with the determination of compensation and benefits of officers and directors.

Compensation of Directors. The Company does not currently pay directors' fees in cash to its board members, nor does the Company pay directors' expenses in attending board meetings.

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


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Such reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2007 there were no transactions by officers, directors or 10% shareholders that required the filing of any Form 4.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and certain other executive officers for the years ended December 31, 2007, 2006 and 2005.


                              SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                         Non-equity     Non-qualified
                                                                           incentive        deferred
                                                   Stock      Option         plan         compensation      All other
                                Salary     Bonus    awards     awards    compensation       earnings      compensation     Total
   Name & Position      Year      ($)       ($)       ($)        ($)          ($)             ($)              ($)          ($)
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

Calvin D. (1)           2007    250,000      0         0          0            0               0                0         250,000
Smiley, President(2)    2006       0         0         0          0            0               0                0            0
                        2005       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

Daniel Smith, (3)       2007    225,000      0         0          0            0               0                0         225,000
Chief Financial         2006       0         0         0          0            0               0                0            0
Officer (4)             2005       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Steve Lipman(5)         2007       0         0         0          0            0               0                0            0
                        2006       0         0         0          0            0               0                0            0
                        2005    132,000      0         0          0            0               0              9,900       141,000
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
John T Conroy, (6)      2007    200,000      0         0          0            0               0                0         200,000
EVP of Strategic        2006       0         0         0          0            0               0                0            0
Development (7)         2005    144,000      0         0          0            0               0             10,800       154,800
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------


     (1) Mr. Smiley was compensated, under his employment contract, $250,000. All of his 2007 compensation was paid in the issuance of restricted common stock based upon each quarter-end closing stock price. Mr. Smiley received 1,566,105 shares at an average stock price of $0.16 per share.

     (2) Mr. Smiley was appointed the CEO and President of the Company in October 2006. Mr. Smiley waived his right to compensation during 2006.

     (3) Mr. Smith was compensated, under his employment contract, $225,000. All of his 2007 compensation was paid in the issuance of restricted common stock based upon each quarter-end closing stock price. Mr. Smith received 1,409,494 shares at an average stock price of $0.16 per share.

     (4) Mr. Smith was appointed the CFO of the Company in October 2006. Mr. Smith waived his right to compensation during 2006.

     (5)  Mr.  Lipman,  was the CEO and President of the Company until  November
          2005  when  his   contract  was   terminated.   The  $9,900  of  other
          compensation in 2005 consists of an automobile allowance.

     (6) Mr. Conroy was compensated, under his employment contract, $200,000. All of his 2007 compensation was paid in the issuance of restricted common stock based upon each quarter-end closing stock price. Mr. Conroy received 1,252,885 shares at an average stock price of $0.16 per share.

     (7) Mr. Conroy served as the acting CEO & CFO, prior to October 2006. Mr. Conroy waived his right to compensation during 2006. In October 2006, he was appointed the Executive Vice President of Strategic Development. The $10,800 other compensation in 2005 consists of an automobile allowance.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


The President and our most highly compensated executive officers for the fiscal year ended December 31, 2007 (the "Named Executive Officers") did not receive any options, warrants or stock.

Employment Contracts and Termination of Employment and Change in Control Arrangements

In October 2006, employment agreements with three (3) officers were executed for a three (3) year term. The future annual minimum payment under the agreements is approximately $250,000, $225,000 and $200,000, with potential annual increases, as defined. All three officers waived their rights for the fourth quarter 2006 compensation.

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

Compensation Pursuant to Stock Option Plan

On January 31, 2005, our directors ratified an amendment to the Company's 2001 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 3,500,000 shares of our common stock. The amendment is subject to shareholder approval. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. In 2004 2,500,000 options were granted under the Plan. In 2007 and 2006 no options were awarded.

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


                             Option/SAR Grants Table

No options were granted during the fiscal years ended December 31, 2007 and 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal years ended December 31, 2007 and 2006.


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
                                  Exercise    Realized ($)    Exercisable/        Exercisable/
             Name                    (#)                      Unexercisable      Unexercisable

Calvin D. Smiley                      0            0               0/0                $0/0
Daniel Smith                          0            0               0/0                $0/0
John Conroy                           0            0               0/0                $0/0
Gregory Liptak                        0            0               0/0                $/0

1 On January 1, 2007, Mr. Liptak was awarded 100,000 warrants as compensation for his position on the Board of Directors. The fair value of the warrants was recorded at $25,200. Mr. Liptak did not exercise any warrants in 2007 and on December 31, 2007 the warrants expired. No other Board Member received any compensation for their position on the board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2007, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.


                                 Number of securities       Weighted-average         Number of
                                   to be issued upon          exercise price         securities
                                   exercise of outstanding   of outstanding       remaining available
                                   options,                  options, warrants,      for future issuance
                                                                                  equity compensation
                                                                                    plans (excluding
                                                                                    securities
                                                                                      reflected
      Plan Category              warrants and rights            and rights             in column (a))
------------------------------  -----------------------   -----------------   ----------------

Equity compensation plans
  approved by security holders                  -         $          -                    -

Equity compensation plans not
  approved by security holders          1,924,199 (1)     $        0.64           (1) 411,765

                                        -----------------         ------------    -----------
Total                                   1,924,199         $        0.64               411,765

(1) Includes the 2001 Stock Option Plan, as amended in 2005, (the "Plan") as the Plan has not been approved by the shareholders of the Company.

For a complete description of the Company's equity compensation plans, please refer to Note 8 of our audited financial statements as of December 31, 2007, which are filed herein.

                          Directors Compensation Table

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2007:

                                                                                  Non-qualified
                                                                    Non-equity       deferred
                   Fees earned                                      incentive      compensation     All other
                    or paid in     Stock awards   Option awards        plan          earnings      compensation       Total
      Name             cash            ($)             ($)         compensation        ($)             ($)             ($)
                       ($)                                             ($)
----------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------

Calvin D. Smiley      $ -0-           $ -0-           $ -0-           $ -0-           $ -0-           $ -0-           $ -0-
----------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------
Daniel Smith          $ -0-           $ -0-           $ -0-           $ -0-           $ -0-           $ -0-           $ -0-
----------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------
John Conroy           $ -0-           $ -0-            $-0-           $ -0-            $-0-           $ -0-           $ -0-
----------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------
Gregory Liptak1       $ -0-           $ -0-          $25,200          $ -0-            $-0-            $-0-          $25,200
----------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------

Assumptions relating to the estimated fair value of stock warrant granted to Mr. Liptak during 2007, which we are accounting for in accordance with SFAS 123(R), are as follows: risk-free interest rate of 5%; expected dividend yield 0%; expected life of one year; and volatility of 250%. Mr. Liptak did not exercise the warrant in 2007 and such warrant expired on December 31, 2007. Please see
Note 8 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of December 31, 2007, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


       Title of Class             Name and Address*        Amount and Nature of       Percent of Class(2)
                                 of Beneficial Owner         Beneficial Owner
----------------------------- -------------------------- -------------------------- -------------------------

                              Calvin D. Smiley, Chief
       Common shares          Executive Officer &
                              Director                           3,431,033                   16.1%

       Common shares          Daniel M. Smith,                   2,695,931                   12.6%
                              Chief Financial
                              Officer & Director

       Common shares          Gregory J. Liptak,                     -                         %
                              Director

       Common shares          John T. Conroy,                    2,712,630                   12.7%
                              EVP & Director
                                                         -------------------------- -------------------------
All Directors and Executive Officers as a Group (4               8,839,594                   41.4%
persons)

        * All Beneficial Owners address is 9737 Wadsworth Parkway, Westminster, CO 80021 (1) Based upon 21,341,418 shares of common stock issued and outstanding on December 31, 2007.


ITEM  12.  CERTAIN   RELATIONSHIP   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

Messrs. Smiley, Smith and Conroy, officers and directors of the Company, received in 2007, $250,000, $225,000 and $200,000, respectively, for their services. 100% of the compensation received was paid through the issuance of restricted common stock.

During the year ended December 31, 2007, Messrs. Smiley and Smith received 2,800,001 shares of common stock as a result of the conversion of 566,667 shares of the Series A Preferred Stock. During the year ended December 31, 2007, we issued an aggregate of $40,000 in notes payable, with interest rates ranging from 12% - 18% to Greg Liptak, a director of the Company. The notes were extended and are due in February 2008. In connection with the notes included the issuance of 148,527 in warrants, with exercise prices ranging from $0.40 - $0.75 per share and terms ranging three to five years.

On December 31, 2007, the related party note above, with interest was converted to a new 3 year convertible promissory note. The new balance is $44,850 bearing interest at 10%. The note holder has the option of converting the entire note plus interest into restricted common stock at the conversion price of $0.20 per share. If the note holder converts the note to restricted common stock then the note holder will also receive an equal number of warrants as to shares, 50% at $0.40 and 50% at $0.75 per warrant. The warrants expire two years from the date of converting this note to stock.

The Company issued a note payable in the amount of $10,000 to a member of its management for cash received. The note accrued interest at 10%, matured in December 2007 and is currently in default.

The Company issued a note payable to a director in the amount of $15,000 for cash received. The note accrues interest at 10%, matured in December 2007 and is currently in default.

The Company assumed a convertible note payable to a relative of a member of the Company's management in the amount of $50,000. The note payable is convertible into shares of the Company's common stock at $0.17 per share, matured in October 2007 and was converted in December 2007. In addition, the holder of the note was issued a warrant to purchase 23,529 shares of the Company's common stock at $0.17, which was exercised in January 2007.

The Year Ended December 31, 2006

Messrs. Smiley and Smith, officers and directors of the Company, waived their Rights for compensation in 2006. The aggregate value of waived compensation was approximately $99,000.

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

During the year ended December 31, 2006, the Company issued 144,444 shares of Series C Preferred Stock in connection with the conversion of amounts due to John Conroy. The Series C Preferred Stock was valued at $204,443 based on the estimated fair value of the common stock equivalents on the date of grant. In January 2007, such shares were converted into 606,667 shares of common stock.

In May 2006, an officer advanced the Company $50,000 for working capital purposes. The advance bore interest at 9.75% and was due on demand. In December 2006, the Company issued 294,118 shares of common stock, based on the fair market value on that date, in full satisfaction of the amounts due. In addition, upon conversion, the Company issued a warrant to purchase 23,529 shares of the Company's common stock, which was valued at $18,000 (based on the Black Scholes Option pricing model) and recorded as interest expense in the accompanying consolidated statements of operations in 2006. The warrant is exercisable at $0.17 per share vested upon grant and expired in December 2007. No warrants were exercised in 2007.

ITEM 13.  INDEX TO EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

    Exhibit        Description of Document

     3.1  Articles of Incorporation of National City Cable, Inc. (2)

     3.2  Bylaws of National City Cable, Inc. (2)


     4.1 Amended Certificate of Designation of Series A Preferred Stock of NexHorizon Communications, Inc. (2)

     10.1 Addendum to Employment Agreement between Y-Tel and Steve Lipman dated October 8, 2004. (1)

     10.2 Addendum to Employment Agreement between Y-Tel and J. Conroy dated October 8, 2004. (1)

     10.3 Addendum to Consulting Agreement between Y-Tel and Gil Epstein dated October 8, 2004. (1)

     10.4 Addendum to Consulting Agreement between Y-Tel and John McMurray dated October 8, 2004. (1)

     10.5 Addendum to Consulting Agreement between Y-Tel and Garry McHenry dated October 8, 2004. (1)

     10.6 Agreement Regarding Sale of Assets of and Stock In Two Cable Companies by Between NexHorizon, Chula Vista Cable, Ltd. and Ultronics, Inc., dated January 1, 2008 (2)

     10.7 Registration   and  Leakout   Agreement  by  and  between   NexHorizon
          Communications and Chula Vista Cable, Ltd., dated January 1, 2008 (2)

     10.8 Registration   and  Leakout   Agreement  by  and  between   NexHorizon
          Communications and National City Cable, Inc. (2)

     10.9 Security and Pledge Agreement, dated January 1, 2008 by and between NexHorizon Communications and Chula Vista Cable, Ltd. (2)

     10.10Security and Pledge and Agreement, dated January 1, 2008 by and between NexHorizon Communications and Ultronics, Inc. and Barbara Altbaum. (2)


     21.1 Subsidiaries*

     31.1 Certification by Chief Executive Officer. *

     31.2 Certification by Chief Financial Officer. *

     32.1 Section 906 Certification by Chief Executive Officer*

     32.2 Section 906 Certification by Chief Financial Officer*

---------------

 (1) Incorporated by reference from our annual report on Form 10-KSB filed with the SEC on May 26, 2006.
(2) Incorporated by reference from our current report on Form 8K filed with the SEC on February 21, 2008.
 *  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed or expected to be billed by KMJ Corbin & Company LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and on quarterly reviews for the fiscal years ended December 31, 2007 and 2006 were $100,000 and $30,000, respectively.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed or expected to be billed by KMJ Corbin & Company LLP for tax services, other than those services listed above, totaled $8,000 and $8,000, respectively.

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

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

Consistent with the policies and guidelines of the Securities and Exchange Commission regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

                                                            KMJ CORBIN & COMPANY
                                                Business Advisors  Tax and Audit


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of NEXHORIZON COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of NexHorizon Communications, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexHorizon Communications, Inc. and subsidiaries at December 31, 2007 and 2006), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a working capital deficit of $2,369,017 and a stockholders' deficit of $2,974,699 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 3, the accompanying consolidated financial statements as of and for the year ended December 31, 2006 have been restated to properly account for the reverse spin-off in February 2006.





/s/KMJ Corbin & Company LLP
Irvine, California
April 14, 2008


                                                                        NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                             CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------

ASSETS
                                                                            December 31, 2007       December 31, 2006
                                                                                                       (Restated)
                                                                          ----------------------  ----------------------
Current assets:
      Cash                                                                                  $ -                   $ 387
      Accounts receivable, net                                                           14,524                   1,470
      Prepaid expenses                                                                   80,718                   3,000
      Prepaid services                                                                   28,750                       -
                                                                          ----------------------  ----------------------
           Total current assets                                                         123,992                   4,857

Property and equipment, net                                                             361,472                  48,049

Other assets                                                                              7,538                   2,148
Intangibles, net                                                                        182,995                  93,055
                                                                          ----------------------  ----------------------

                                                                                      $ 675,997               $ 148,109
                                                                          ======================  ======================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                              $ 1,758,003               $ 638,340
      Accrued expenses                                                                  262,494                 428,242
      Current portion of notes payable, net of discount                                 472,512               1,236,650
                                                                          ----------------------  ----------------------
           Current liabilities                                                        2,493,009               2,303,232

Notes payable, net of current portion                                                 1,157,687                       -
                                                                          ----------------------  ----------------------

           Total liabilities                                                          3,650,696               2,303,232
                                                                          ----------------------  ----------------------
Commitments and contingencies

Stockholders' deficit:
      Preferred Series A stock, no par value, 2,550,000 shares authorized;
         0 shares issued and outstanding                                                      -                       -
      Preferred Series B stock, no par value, 1,800,000 shares authorized;
         0 shares issued and none outstanding                                                 -                       -
      Preferred Series C stock, no par value, 650,000 shares authorized;
         0 shares issued and outstanding                                                      -                       -
      Common stock, $0.0001 par value, 50,000,000 shares authorized;
         21,341,418 and 2,666,667 shares issued and outstanding, respectively             2,134                     267
      Additional paid in capital                                                      8,746,942               6,466,040
      Accumulated deficit                                                           (11,723,775)             (8,621,430)
                                                                          ----------------------  ----------------------

      Total stockholders' deficit                                                    (2,974,699)             (2,155,123)
                                                                          ----------------------  ----------------------

                                                                                      $ 675,997               $ 148,109
                                                                          ======================  ======================


------------------------------------------------------------------------------------------------------------------------
F-2                                                          See accompanying notes to consolidated financial statements


                                                                        NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31, 2007 and 2006 (Restated)

------------------------------------------------------------------------------------------------------------------------

                                                                                    Years Ended December 31,
                                                                         -----------------------------------------------
                                                                                 2007                      2006
                                                                         ----------------------     --------------------
                                                                                                        (Restated)

Net sales                                                                            $ 343,812                 $ 29,842

Cost of sales                                                                          242,764                   24,248
                                                                         ----------------------     --------------------

Gross profit                                                                           101,048                    5,594
                                                                         ----------------------     --------------------

Operating expenses:
Salaries and related expenses                                                          463,438                  722,205
Impairment of goodwill                                                               1,200,000                        -
General and administrative expenses                                                  1,115,852                  598,290
                                                                         ----------------------     --------------------

     Total operating expenses                                                        2,779,290                1,320,495
                                                                         ----------------------     --------------------

Loss on settlement of accrued liabilities                                                    -                1,078,975
Interest expense                                                                       424,103                  400,545
                                                                         ----------------------     --------------------

Net loss                                                                          $ (3,102,345)            $ (2,794,421)
                                                                         ======================     ====================



Basic and diluted loss per common share                                                $ (0.23)                 $ (1.05)
                                                                         ======================     ====================


Weighted average number of common
shares outstanding - basic and diluted                                              13,745,678                2,666,667
                                                                         ======================     ====================













------------------------------------------------------------------------------------------------------------------------
F-3                                                          See accompanying notes to consolidated financial statements

                                                                            NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                   For The Years Ended December 31, 2007 and 2006 (Restated)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                                     Common Stock                   Accumulated   Stockholders'
                                                                    Shares        Amount   AAPIC      Deficit       Deficit
                                                                  ----------------------------------------------------------------

Balance, December 31, 2005 (restated)                              2,666,667     $ 267   $ 3,828,332   $(5,827,009) $(1,998,410)

Capital contributions from SBG (restated):

     Cash                                                                  -         -       137,500             -      137,500

     Settlement of liabilities                                             -         -       350,366             -      350,366

     Settlement of accrued compensation                                    -         -       397,784             -      397,784

     Settlement of notes payable and accrued interest                      -         -       514,432             -      514,432

Loss on settlement (restated)                                              -         -     1,078,975             -    1,078,975

Estimated fair value of BCF and warrants (restated)                        -         -       158,651             -      158,651

Net loss (restated)                                                        -         -             -    (2,794,421)  (2,794,421)
                                                                  ----------------------------------------------------------------
Balance, December 31, 2006 (restated)                              2,666,667       267     6,466,040    (8,621,430)  (2,155,123)

Issuance of common stock in reverse merger                        11,200,035     1,120       681,080             -      682,200
                                                                                      .
Issuance of common stock for cash                                    260,000        26        51,974             -       52,000

Estimated fair value of common stock issued for debt
  issuance costs                                                     694,554        69       131,896             -      131,965

Estimated fair value of common stock issued for services
  rendered                                                           692,691        69       148,603             -      148,672

Estimated fair value of common stock issued for accrued
  liabilities                                                        520,863        52       119,500             -      119,552

Estimated fair value of common stock issued for salaries
  and related                                                      2,411,074       241       410,842             -      411,083

Common stock issued upon conversion of notes payable and
  accrued interest                                                 2,895,534       290       538,314             -      538,604

Estimated fair value of BCF and warrants                                   -         -       198,693             -      198,693

Net loss                                                                   -         -             -    (3,102,345)  (3,102,345)
                                                                  ----------------------------------------------------------------
Balance, December 31, 2007                                        21,341,418  $  2,134  $  8,746,942  $(11,723,775) $(2,974,699)
                                                                  ================================================================




----------------------------------------------------------------------------------------------------------------------------
F-4                                                            See accompanying notes to consolidated financial statements

                                                                          NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For The Years Ended December 31, 2007 and 2006 (Restated)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             2007              2006
                                                                                       ------------------ ----------------
                                                                                                             (Restated)
Cash flows from operating activities:
     Net loss                                                                               $ (3,102,345)    $ (2,794,421)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                                             56,729           20,198
        Estimated fair value of common stock issued to consultants for services                  148,672                -
        Estimated fair value of common stock issued to employees for services rendered           411,083                -
        Amortization of the estimated fair value of beneficial conversion features
           and warrants                                                                          169,671                -
        Amortization of estimated fair value of prepaid services                                  15,000                -
        Amortization of debt issuance costs                                                       54,986          158,651
        Loss on settlement of liabilities                                                              -        1,078,975
        Loss on disposal of property and equipment                                                     -            5,473
        Goodwill impairment                                                                    1,200,000                -
        Changes in operating assets and liabilities; net of acquisition
            Accounts receivable                                                                  (13,054)          (1,470)
            Prepaid expenses and other current assets                                            132,959           (1,970)
            Other assets                                                                               -             (160)
            Accounts payable and accrued expenses                                                572,713          770,248
            Accrued expenses and interest                                                              -            5,141
                                                                                       ------------------ ----------------
     Net cash used in operating activities                                                      (353,586)        (759,335)
                                                                                       ------------------ ----------------
Cash flows from investing activities:
     Purchase of property and equipment                                                          (18,304)          (3,309)
     Cash acquired in acquisition                                                                 27,398                -
                                                                                       ------------------ ----------------
     Net cash provided by (used in) investing activities                                           9,094           (3,309)
                                                                                       ------------------ ----------------
Cash flows from financing activities:
     Issuance of common stock for cash                                                            52,000                -
     Capital contributions                                                                             -          137,500
     Proceeds from the issuance of notes payable                                                 297,500          625,082
     Payments on notes payable                                                                    (5,395)               -
                                                                                       ------------------ ----------------
     Net cash provided by financing activities                                                   344,105          762,582
                                                                                       ------------------ ----------------
Decrease in cash                                                                                    (387)             (61)

Cash at beginning of year                                                                            387              448
                                                                                       ------------------ ----------------
Cash at end of year                                                                                  $ -            $ 387
                                                                                       ================== ================
Supplemental disclosure of cash flow information - Cash paid during the year for:
        Interest                                                                                 $ 6,000              $ -
                                                                                       ================== ================
        Income taxes                                                                                 $ -              $ -
                                                                                       ================== ================
Supplemental schedule of noncash investing and financing activities:
     Goodwill acquired in acquisition                                                        $ 1,200,000              $ -
                                                                                       ================== ================
     Acquisition of fixed assets included in accounts payable                                  $ 148,138              $ -
                                                                                       ================== ================
     Fixed assets acquired in acquisition                                                       $ 46,200        $ 100,600
                                                                                       ================== ================
     Intangible asset acquired in acquisition                                                  $ 100,000              $ -
                                                                                       ================== ================
     Estimated fair value of beneficial conversion feature and warrants                        $ 198,693        $ 158,651
                                                                                       ================== ================
     Estimated fair value of common stock issued and capital contributions received upon conversion of accounts payable and
        accrued expenses                                                                       $ 119,552        $ 748,150
                                                                                       ================== ================
     Estimated fair value of common stock issued and capital contributions
        received upon conversion of notes payable and accrued interest                          $538,604        $ 514,432
                                                                                       ================== ================
     Reclassification of accrued interest to note payable                                      $ 261,616              $ -
                                                                                       ================== ================
     Issuance of note payable for prepaid consulting                                           $ 123,000              $ -
                                                                                       ================== ================
     Estimated fair value of common stock issued as debt issuance costs                        $ 131,965              $ -
                                                                                       ================== ================

--------------------------------------------------------------------------------------------------------------------------
F-5                                                            See accompanying notes to consolidated financial statements

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

Nature of Business

NexHorizon Communications, Inc. was incorporated in Delaware on January 16, 2001. Prior to January 29, 2007, NexHorizon Communications was named Y-Tel International, LLC ("Y-Tel"). On January 29, 2007, Y-Tel International, LLC changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company" hereafter).

Y-Tel was a telecommunications carrier featuring wholesale and retail products, and Wi-Fi networks, services and devices. During the year ended December 31, 2006, the Company primarily generated revenue through international termination of inbound/outbound wholesale voice and data minutes.

Restructuring Activities

During 2006, the Company changed its business objective from being a telecommunication carrier to a new strategic objective that redefines the cable television industry's approach to business in rural areas; specifically systems with subscriber bases in the range of 2,500 to 35,000; throughout the United States.

On October 17, 2006, the Company entered into a contract for the acquisition of Sunrise Television Networks, Inc. ("STN") (and its wholly-owned subsidiary NexHorizon of Colorado, Inc. (formerly Sunrise Broadband of Colorado, Inc.)) from Sunrise Broadband Group, Inc. ("SBG"). STN's audit was completed in June 2007 and the Company closed the transaction effective June 30, 2007 that "effective date."

In connection with these changes in its business plans, in late 2006, the Company's management and board of directors was restructured. Messrs. Steve Lipman, Todd Wallace and Allen Tracey resigned from the Board of Directors. Mr. John Conroy resigned as the acting Chief Executive Officer and Chief Financial Officer, but retained his seat on the Company's Board of Directors. During this same period, Messrs. Calvin Smiley, Gregory Liptak and Daniel Smith were appointed to the Company's Board of Directors. Messrs. Smiley and Smith were appointed the Company's Chief Executive Officer and Chief Financial Officer, respectively.

Immediately prior to the Effective Date, NexHorizon had 11,200,035 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding common shares of STN were exchanged into 2,666,667 shares of NexHorizon common stock.

Subsequent to entering into the Merger and prior to the Effective Date, the Company issued an aggregate of 566,667 shares of Series A preferred stock to former members of management of STN as compensation for resigning from their positions at STN and accepting management and board positions with the Company, which were converted to common stock and included in the share exchange noted above. As a result, the Company recorded the Merger as a "reverse merger" whereby STN was considered to be the accounting acquirer and retained control of the Company after the Merger. The historical financial information contained herein is that of STN (the accounting acquirer).

In January 2007, the Company changed its name to NexHorizon Communications, Inc. and affected a reverse split of its issued and outstanding stock on a 1 for 8.5 basis.

The Company's new mission is to identify a series of strategically targeted rural cable systems and networks. The Company intends to selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system will expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies.

In the first quarter of 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid with interest only for the first six months with principal and interest payments during the remaining months. Payments are made monthly at the higher of 11.5% or prime plus 4%.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") on January 1, 2008. The combined entities serve over 3,400 subscribers representing approximately $1.6 million in annual historical revenue. The combined entities were acquired for $5.0 million paid in $750,000 of cash, 2.5 million shares of Class A Preferred stock with an estimated fair value of $2,500,000 and $1.75 million in the form of a 3 year balloon note bearing interest at 6%, paid quarterly.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $2,369,017 at December 31, 2007 and has incurred operating losses and had negative cash flows from operations during the years ended December 31, 2007 and 2006, which raise substantial doubt about its ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of accounts receivable, property and equipment and intangible, and the valuation of stock, options, warrants and deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At December 31, 2007 and 2006, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

In 2007 and 2006, the Company offered its services predominantly to rural customers located within the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company does not expect any customer to exceed 5% of its total accounts receivable. The allowance for doubtful accounts at December 31, 2007 and 2006 was approximately $11,543 and $577, respectively.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

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

Intangibles

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5). Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. For the years ended December 31, 2007 and 2006, the Company recorded $1,200,000 and $0 of impairment charges, respectively. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. Through 2007, the Company's revenue was generated from broadband services whereby the revenue is recognized during the month in which the service is rendered.

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the years ended December 31, 2007 and 2006 as all options granted to employees under the plans were fully vested prior to January 1, 2006.

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the year ended December 31, 2007 and 2006, there was no excess tax benefit to the Company.

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 6,955,000 and 1,130,000 for the years ended December 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Beneficial Conversion Feature

The convertible features of certain convertible notes provide for a rate of conversion that is below market value (see Note 7). Such features are characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27,Application of

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instrument. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

Advertising

The Company expenses all advertising costs as incurred. Advertising costs were $1,330 and $0 for the years ended December 31, 2007 and 2006, respectively.

Reverse Spin-Off

SBG formed STN in February 2006 as a wholly-owned subsidiary. On such date, SBG transferred all of its assets and substantially all liabilities, obligations and contracts of SBG were assumed by STN. Since the transfer, STN continued to focus on operating the business previously operated by SBG.

The Company accounted for the transaction as a reverse spin-off in accordance with the EITF 02-11, "Accounting For Reverse Spin-offs." In a reverse spin-off, the legal spinnee (STN) is treated as though it were the spinnor for accounting purposes. Reverse spin-off accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financials statements. Under this treatment, the historical financial statements of the Company are the historical financial statements of STN. In making its determination, the Company considered the following indicators, among others:

     o the accounting spinnor (legal spinnee, STN) is larger than the accounting spinnee (legal spinnor, SBG);

     o the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor);

     o the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity;

     o    and the accounting spinnor (legal spinnee) retains senior management.


New Accounting Pronouncements

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 2 - ACQUISITIONS
---------------------

Effective April 1, 2006, the Company purchased certain assets and subscribers from a bank in Colorado (the "April 2006 Acquisition"). The assets include a wireless cable TV license located in southeast Colorado.

The Company purchased the assets with a note payable in the amount of $150,000. The note accrues interest at a rate of 12% per annum. In February 2008, the Company repaid all interest and extended the note for another year.

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

The Company purchased the assets through the issuance of 368,572 shares of restricted common stock valued at $146,200 based on the estimated fair value on the measurement date. The acquisition has been accounted for using the purchase method of accounting.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets as of February 1, 2007, the acquisition date:

         Property and equipment                        $46,200
         Subscriber list                               100,000
                                                     ---------
                                                      $146,200
                                                     =========

As discussed in Note 1, effective June 30, 2007, NexHorizon entered into the Merger with STN. Pursuant to the Merger, all of the outstanding common shares of STN were exchanged into 2,666,667 shares of NexHorizon common stock. The Company recorded the Merger as a "reverse Merger" whereby STN was considered to be the accounting acquirer and retained control of the Company after the Merger. As a result, the transaction was recorded as an issuance of 11,200,035 shares by STN to acquire NexHorizon.

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of NexHorizon as of June 30, 2007, the effective date of the Acquisition:




  Cash                                                  $          27,398
  Prepaid expenses and other current assets                        56,913
  Property and equipment, net                                     147,450
  Other assets                                                      2,925
  Accounts payable and accrued expenses                          (619,724)
  Notes payable                                                  (132,762)
                                                    ----------------------
     Net tangible liabilities assumed                            (517,800)
  Goodwill                                                      1,200,000
                                                    ----------------------
                                                         $        682,200
                                                    ======================

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)


NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

During the year ended December 2007, the Company determined that the manner in which it recognized the spin-off from SBG was not in accordance with EITF 02-11, "Accounting for Reverse Spin-offs." Based on the Company's analysis of EITF 02-11, it deems that reverse spin-off accounting to be appropriate as the treatment results in the most accurate depiction of the substance of the transaction. Accordingly, the Company has restated its historical financial statements.

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at December 31, 2006 and the consolidated statements of operations and cash flows for the year then ended:



                                                As previously
                                                     reported         Adjustments                 Restated
                                        ---------------------------------------------   ----------------------
        Assets                                 $      947,275      $    (799,166)            $     148,109
        Current liabilities                         2,303,233                 (1)                2,303,232
        Preferred stock                                     -                   -                        -
        Common stock                                        -                 267                      267
        Additional paid in capital                          -           6,466,040                6,466,040
        Accumulated deficit                    $  (1,355,958)      $  (7,265,472)            $ (8,621,430)



        Consolidated statement of operations for the year ended
           December 31, 2006:

                                                As previously
                                                     reported         Adjustments                 Restated
                                        ---------------------------------------------   ---------------------


        Revenues                               $     29,842                     -              $    29,842
        Gross profit                                                          (1)
        Operating expenses                      (1,222,404)              (98,091)              (1,320,495)
        Loss on settlement                                -           (1,078,975)              (1,078,975)
        Interest expense                          (139,149)             (261,396)                (400,545)
        Net loss                             $  (1,355,958)         $ (1,438,463)            $ (2,794,421)

        Basic and diluted net loss           $  (1,355,958)        $ 1,355,956.95              $    (1.05)



                                 NEXHORIZON COMMUNICATIONS, INC.
                              (formerly Y-Tel International, Inc.)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Consolidated statement of cash flows for the year ended December 31, 2006:

                                                                                       As previously
                                                                                       Reported               As Restated
                                                                                    ------------------    ------------------
Cash flows from operating activities

Net loss                                                                          $      (1,355,958)    $      (2,794,421)
Adjustment to reconcile net loss to cash used in operating activities :
    Depreciation and amortization                                                             36,381                20,198
    Bad debt                                                                                  75,360                     -
    Amortization of debt discount and issuance cost                                                -               158,651
    Loss on settlement of liabilities                                                              -             1,078,975
    Loss on disposal of property and equipment                                               (4,370)                 5,473
      Changes in assets and liabilities:
           Accounts receivable                                                               (1,471)               (1,470)
           Prepaid expenses and other assets                                                (22,700)               (1,970)
           Other assets                                                                          160                 (160)
           Accounts payable and accrued expenses                                             799,736               770,248
           Accrued expenses and interest                                                     172,595                 5,141
                                                                                    ------------------    ------------------
Net cash used in operating activities                                                      (300,267)             (759,335)
                                                                                    ------------------    ------------------

Cash flows from investing activities :

Purchase of property and equipment                                                           (3,114)               (3,309)
Cash acquired in SBG transfer                                                                 4,267                     -
                                                                                    ------------------    ------------------
Net cash provided by (used in) investing activities                                           1,153                (3,309)
                                                                                    ------------------    ------------------

Cash flows from financing activities :

Capital contributions                                                                              -               137,500
Line of credit                                                                                25,000                     -
Cash advances from SBG                                                                       274,500                     -
Proceeds from the issuance of notes payable                                                        -               625,082
                                                                                    ------------------    ------------------
Net cash provided by financing activities                                                    299,500               762,582
                                                                                    ------------------    ------------------

Net increase (decrease) in cash                                                                  386                  (61)

Cash at beginning of year                                                                          -                   448
                                                                                    ------------------    ------------------

Cash at end of year                                                               $              386    $              387
                                                                                    ==================    ==================


                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31:


                                                   2007                 2006
                                                   ----                 ----

Equipment                                  $      437,675        $       65,502

Less accumulated depreciation                     (76,203)              (17,453)
                                            -------------         -------------

Fixed assets, net                          $      361,472        $       48,049
                                            =============         =============



Depreciation expense for property and equipment for the years ended December 31, 2007 and 2006 was $58,750 and $12,744, respectively.


NOTE 5 - INTANGIBLES
--------------------

         Intangible assets consist of the following as of December 31, 2007:


                                            Estimated
                                 Date       Useful             Gross
                                              Life           Carrying      Accumulated   Net Carrying
                               Acquired      (Years)          Amount      Amortization      Amount
                             ---------------------------   ---------------------------------------------

    FCC License                 4/1/06         10        $
                                                                100,600    $    (17,605)  $    82,995
    Customer List               2/1/07
                                                                100,000               -        100,000
                                                           ---------------------------------------------

           Total intangible                             $
                assets, net                                     200,600    $    (17,605)  $   182,995
                                                           =============================================


         Amortization of intangible assets was $10,060 and $7,545 for the years ended December 31, 2007 and 2006, respectively.

         The estimated amortization expense for the next five years is as follows:

                        Years Ending
                        December 31,
                ------------------------------------------------

                                2008       $        10,060
                                2009                10,060
                                2010                10,060
                                2011                10,060
                                2012                10,060

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 6 - RELATED PARTY TRANSACTIONS


During the year ended December 31, 2007, the Company entered into the following related party transactions:

o Issued an aggregate of $40,000 in notes payable ranging from 12% - 18% to a director of the Company. The notes included the issuance of 148,527 warrants ranging from $0.40 - $0.75 per warrant ranging three to five years. On December 31, 2007, the note and accrued interest was converted to a new three-year convertible promissory note. The new balance is $44,850 bears interest at $10%. The note holder has the option of converting the entire note plus interest into restricted common stock at the conversion price of $0.20 per share. If the note holder converts the note to restricted common stock then the note holder will also receive an equal number of warrants as to shares, 50% at $0.40 and 50% at $0.75 per warrant. The warrants expire two years from the date of converting this note to stock.

o The Company issued a note payable in the amount of $10,000 to a member of its management for cash received. The note accrued interest at 10%, matured in December 2007 and is currently in default.

o The Company issued a note payable to a director in the amount of $15,000 for cash received. The note accrues interest at 10%, matured in December 2007 and is currently in default.

o The Company assumed a convertible note payable to a relative of a member of the Company's management in the amount of $50,000. The note payable was convertible into shares of the Company's common stock at $0.17 per share, matured in October 2007 and was converted in December 2007. In addition, the holder of the note was issued a warrant to purchase 23,529 shares of the Company's common stock at $0.17, which was exercised in January 2007.


During the year ended December 31, 2006, the Company entered into the following related party transactions:

    o Prior to the Reverse Merger, as described in Note 2, the Company's parent, SBG, settled certain of the Company's liabilities through capital contributions by issuing SBG's common stock, as summarized below:

    o SBG issued shares of its common stock for cash totaling $137,500, which was contributed to the Company for working capital purposes.

    o SBG issued shares of its common stock in satisfaction of certain of the Company's accounts payable and accrued expenses totaling $350,366.

    o SBG issued shares of its common stock in satisfaction of accrued compensation totaling $397,784.

    o The estimated fair value of SBG's common stock on the measurement dates of the satisfaction of the Company's accounts payable, accrued expenses and accrued compensation was in excess of the carrying amount of the liabilities by the Company. Accordingly, the Company recorded a loss on settlement of $1,078,975.

    o SBG issued shares of its common stock in satisfaction of certain notes payable and accrued interest in the amount of $514,432.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 7 - DEBT
-------------


Notes payable consist of the following at December 31, 2007 and 2006 (restated):

                                                                                          2007              2006
                                                                                          ----              ----

Note payable to finance company,  due in six quarterly  payments in common stock of principal of approximately  $153,000  beginning  September 2007 (based on the average  closing price of the Company's  common stock prior to the payment date, but no higher than $1.00 per share or less than $0.10 per share)  plus  interest at 10%.  For the year ended  December  31, 2007,  the Company  issued  1,725,517
shares.                                                                                 $  595,000      $   737,500

Bridge loan financing,  bearing interest at 12%,  convertible at $0.18 per share with 125,000 warrants  exercisable at $0.198 through October 2012. In connection with this bridge  loan,  the  Company  issued  694,554  "fee  shares"  valued at
$131,965 that have been  recorded as debt  issuance  costs and will be amortized through the maturity of the loan ($54,986 at December 31, 2007),  which is April
19, 2008. In addition, the bridge loan contained a put feature that required the
Company to repurchase  the fee shares if the stock price dropped below $0.12 per share at the  conclusion of the first 90-day after the closing  date.  Reflected net of  unamortized  debt discount of $31,675 at December 31, 2007. The loan was
repaid in February 2008 without the put feature becoming a factor.                         205,825                -

Note  payable  from April 2006  acquisition  (see Note 2),  interest at 12%, due
February 2009.                                                                             150,000          150,000

Notes  payable to various  lenders,  interest at 10%,  convertible  at $0.20 per share,  due December 2010  (includes  $115,885 of accrued  interest added to the principal  balance as part of a refinancing in December 2007).  Upon conversion, the lenders will receive warrants equal to the number of shares  converted,  50%
of  which  will be  exercisable  at $0.40  per  share  and 50% of which  will be
exercisable at $0.75 per share for two years from the date of issuance.                    325,885          210,000

Note payable for consulting  services,  interest at 7%, convertible at $0.08 per
share, due in February 2008.                                                               123,000                -

Notes  payable  assumed  in  June  2007   acquisition  to  a  finance   company,
collateralized  by  automobiles,  bearing  interest at rates  ranging from 0% to
2.9%,  principal and interest due in monthly  installments  ranging from $472 to
$532 through May 2012.                                                                      51,952                -

Note payable to individual,  due January 2008,  interest at 20%,  convertible at
$0.10 per share.                                                                            50,000                -

Other, net of unamortized debt discount of $10,068                                         128,537           89,150
                                                                                        -----------    -------------
                                                                                         1,630,199        1,236,650
Less current portion                                                                      (472,512)      (1,236,650)
                                                                                        -----------    -------------
                                                                                        $1,157,687      $         -
                                                                                        -----------    -------------

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 7 - DEBT (Continued)
-------------------------

At December 31, 2007, required annual principal payments on notes payable are as follows:

         Fiscal Years Ending
            December 31,
     ----------------------------

                2008                                  $        514,255
                2009                                           160,000
                2010                                           380,735
                2011                                            10,000
                2012                                            11,952
                Non-cash                                       595,000
                                                       ---------------

                Total                                 $      1,671,942
                                                       ===============


During the year ended December 31, 2007, the Company recorded total debt discounts relating to effective beneficial conversion features and detachable warrants (totaling 715,000 shares) of $198,693, of which $156,950 has been recorded to interest expense through December 31, 2007. In addition, the Company amortized an additional $12,721 related to debt discounts on assumed notes, all of which were fully amortized at December 31, 2007.


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

Common Stock

During 2007, the Company issued 11,200,035 shares of restricted common stock in connection to the Merger (see Note 2). The estimated fair value of the shares was $682,200 (based on the related measurement date).

During 2007, the Company issued 260,000 shares of restricted common stock for cash totaling $52,000.

During 2007, the Company issued 694,554 shares of restricted common stock in connection with the issuance of a note payable. The estimated fair value of the shares was $131,965 (based on the related measurement date), which was recorded as debt issuance costs in the accompanying consolidated balance sheet and is being amortized over the life of the related debt instrument (see Note 7).

During 2007, the Company issued 692,691 shares of restricted common stock to consultants in connection with services provided. The estimated fair value of the shares was $148,672 (based on the related measurement dates), which was expensed in the accompanying statement of operations.

During 2007, the Company issued an aggregate of 520,863 shares of its common stock in connection with the conversion of accounts payable and accrued expenses totaling $119,552. The shares of common stock were issued at an average price of $0.23, which represented the estimated fair value on the respective measurement dates.

During 2007, the Company issued an aggregate of 2,411,074 shares of its common stock as compensation to certain of its employees. The estimated fair value of the shares was $411,083 (based on the related measurement dates), which was expensed in the accompanying statement of operations.

During 2007, the Company issued an aggregate of 2,895,534 shares of its common stock in connection with the conversion of $538,604 of notes payable principal and accrued interest.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
---------------------------------------------------

Stock Options
-------------

In June 2007, the Company adopted the existing 2001 Stock Option Plan (the "Plan"). The Plan has reserved 3,500,000 shares of common stock, as amended. Under provisions of the Plan, the exercise price of the options shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors.

In January 2007, the Board of Directors approved the 2007 Stock Option Plan (the "2007 Plan"). The Plan has reserved 1,100,000 shares of the Company's common stock, as amended. Under provisions of the 2007 Plan, the exercise price of the options issued under the Plan shall be determined by the Board of Directors at the time of grant. The exercise period shall be no more than 10 years and the awards will vest over a period of time to be determined by the Board of Directors at the time of grant. As of December 31, 2007 the Company has had no grants under the 2007 Plan.

Stock option activity for the years ended December 31, 2007 and 2006 is as follows:


                                                                                      Weighted Average
                                                                 Number                Exercise Price
                                                               of Options                Per Share
                                                           ------------------        -------------------

      Outstanding and exercisable at December 31,
      2006                                                                -                   $     -
         Assumed                                                    294,118                      4.68
         Granted                                                          -                         -
         Exercised                                                        -                         -
         Canceled                                                  (294,118)                    (4.68)
                                                           ------------------        -------------------
      Outstanding and exercisable at December 31,
      2007                                                                -                 $       -
                                                           ==================        ===================


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

Warrants
--------

During the year ended December 31, 2007, the Company issued warrants to purchase an aggregate of 715,000 shares of its common stock in connection with the issuance of notes payable (see Note 7). In addition, the Company assumed an outstanding warrant to purchase 372,058 shares of its common stock, issued in connection with previously issued notes payable.

In 2007, the Company issued warrants to purchase an aggregate of 260,000 shares of its common stock in connection with an offering memorandum. The warrants vested upon grant. The warrants include 130,000 three-year warrants exercisable at $0.40 and 130,000 five-year warrants exercisable at $0.75 per share. In addition, in June 2007, the Company assumed warrants to purchase an aggregate of 595,000 shares of its common stock issued in connection with an offering memorandum, including 297,500 three-year warrants exercisable at $0.40 and 297,500 five-year warrants exercisable at $0.75 per share.

In June 2007, the Company assumed warrants to purchase an aggregate of 152,728 shares of its common stock. 147,058 of such warrants were exercisable from $0.17
- $0.20 per share and expired in December 2007. The additional warrants to purchase 5,670 shares were exercisable at $34.00 per share and expired in January 2008.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
---------------------------------------------------

The following represents a summary of the warrants outstanding for the years ended December 31, 2007 and 2006:



                                                                                       Weighted Average
                                                                      Number            Exercise Price
                                                                   of Warrants            Per Share
                                                                -------------------   -------------------

     Balance at December 31, 2006                                               -       $             -
       Assumed                                                          1,119,786                  0.66
       Granted                                                            975,000                  0.54
       Exercised                                                          (23,529)                (0.17)
       Expired/Forfeited                                                 (147,058)                (0.19)
                                                                -------------------   -------------------
     Balance at December 31, 2007                                       1,924,199       $          0.64
                                                                -------------------   -------------------
     Weighted average fair value of warrants granted:
              2007                                                $          0.18
                                                                -------------------
              2006                                                $          0.17
                                                                -------------------



The following summarizes information about warrants outstanding at December 31, 2007:


                                                      Warrants Outstanding and Exercisable
                                 -----------------------------------------------------------------------------

                                                                     Weighted
                                                                      Average                 Weighted
                                                                     Remaining                 Average
           Exercise                    Number of                    Contractual               Exercise
             Price                       Shares                    Life (Years)                 Price
    ---------------------        --------------------          -------------------   -------------------------

       $0.20 - $0.40                         693,529                    3.4                    $         0.35
       $0.40                                 480,000                    0.8                              0.40
       $0.75                                 745,000                    3.1                              0.75
       $34.00                                  5,670                   0.05                             34.00
                                 --------------------                                -------------------------
                                           1,924,199                                            $        0.64
                                 ====================                                =========================



The fair value of each warrant granted during 2007 and 2006 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 507% and 250%,
(iii) weighted average risk-free interest rate of 4.5% and 5.0%, and (iv) average expected life of 1.2 and 2.1 years.

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 9 - INCOME TAXES

At December 31, 2007 and 2006, the Company had approximately $11,723,775 and $8,621,430, respectively of federal and state net operating loss carry forwards for tax reporting purposes available to offset future taxable income; federal and state net operating loss carry forwards expire through 2027. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2007, the effect of such limitation, if imposed, has not been determined.

Deferred tax assets consist primarily of the tax effect of net operating loss carry forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding reliability. The valuation allowance increased approximately $1,056,837 and $950,103 during the years ended December 31, 2007 and 2006, respectively.

Deferred tax assets consist of the following at December 31:


                                                   2007             2006
                                                   ----             ----


   Net operating loss carry forwards         $   3,986,084     $    2,931,286
   Less valuation allowance                     (3,986,084)        (2,931,286)
                                              ------------       -------------

                                             $           -     $            -
                                              ============     ===============


A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31, 2007 and 2006:


                                                                2007                             2006
                                                        --------------------       --------------------------

     Computed benefit at federal statutory rate                     (34)%                            (34)%
     State income tax benefit, net of federal effect                 (7)%                             (7)%
     Impairment of goodwill                                          15%                                -
     Increase in valuation allowance                                 24%                              39%
     Other                                                            2%                               2%
                                                        ----------------               ------------------
                                                                      -                                -
                                                        ================               =================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Litigation
----------

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

Employment Agreements
---------------------

In October 2006, employment agreements with three officers were executed for a three year term. The future annual minimum payments under the agreements are approximately $250,000, $225,000 and $200,000, with potential annual increases, as defined. In 2006 all three officers waived there rights for compensation under the new employment contract. In 2007, all three officers' compensation was paid with an aggregate of 2,411,074 shares of restricted common stock.

Consulting Agreements
---------------------

In June 2007, the Company assumed a Consulting Agreement for broker relations through December 2008. The agreement is renewable and cancellable with sixty
(60) notice of termination. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the year ended December 31, 2007, the Company amortized $15,000 in the accompanying consolidated statement of operation.

Operating Leases
----------------

As of December 31, 2007, the Company leases facilities for its telecom hub in Dallas, Texas. The lease relates to cabinet space for housing Voice over Internet Protocol (VoIP") equipment at a rate of $400 per month. The lease is currently on a month to month basis.

As of December 31, 2007, the Company also leases facilities located in Westminster, Colorado. The lease relates to office space at the monthly rate of $2,250 per month. The lease expires in February 2008. The Company has renewed its lease with additional space for a two year period at the monthly rate of $2,500.

The Company also leases space for its 13 head ends located in Colorado. The lease space holds the company's cable TV and high speed internet equipment at a monthly rate ranging from $25 - $350. The leases are currently on a month to month basis.


NOTE 11 - SUBSEQUENT EVENTS (unaudited)
---------------------------------------

In the first quarter of 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid as interest only for the first six months with principle and interest during the remaining months. Monthly interest is paid at the higher of 11.5% or prime plus 4%.

On January 1, 2008, the Company acquired two cable companies ("Chula Vista Cable, Ltd. And National City Cable, Inc.") both located in the San Diego, California metropolitan area. The two entities combined serve over 3,400 subscribers offering cable TV and internet services.

The Company purchased, on the terms and conditions set forth in the Agreement, substantially all of the assets of Chula Vista Cable, Ltd. In consideration of the assets acquired, the Company paid to Chula Vista Cable, Ltd. $4,250,000, paid in $637,500 in cash, 2,125,000 shares of Series A Preferred stock with an estimated fair value of $2,125,000 and a convertible note payable in the amount of $1,487,500. The note requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011.

The Company also purchased, on the terms and conditions set forth in the Agreement, 100% of the Class A common shares in National City Cable, Inc. a California corporation, free and clear of all liens, claims, options, and charges. The Class A common stock is the only class having voting rights and

                         NEXHORIZON COMMUNICATIONS, INC.
                      (formerly Y-Tel International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For The Years Ended December 31, 2007 and 2006 (Restated)


NOTE 11 - SUBSEQUENT EVENTS (unaudited) (Continued)
---------------------------------------------------

privileges. In consideration of the Class A Common stock, the Company paid to the shareholders an aggregate of $750,000, of which $112,500 was paid in cash, the Company issued 375,000 shares of Series A Preferred stock with an estimated fair value of $375,000 and a convertible note payable in the amount of $262,500. The note requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011.

On October 19, 2007, the Company executed a six month Secured Promissory Note in the amount of $237,500. In February 2008, the Company repaid its Secured Promissory Note from the proceeds of the three year Debenture referenced above. In connection with the repayment, the Company issued 1,249,891 shares of its restricted common stock for cancellation of the warrants and the put feature.

During the three months ended March 31, 2008, the Company issued an aggregate of 958,804 shares of its restricted common stock for consulting services. The terms of the consulting agreements range from three months to twelve months.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEXHORIZON COMMUNICATIONS, INC.

Date:  April 15, 2008                   By: /s/ Calvin D. Smiley, Sr.
                                            -------------------------
                                             Calvin D. Smiley, President
                                             and Chief Executive Officer

Date:  April 15, 2008                   By: /s/ Daniel M. Smith
                                            -------------------
                                             Daniel M. Smith, Chief Financial
                                             fficer and Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 15, 2008                By: / s/ Calvin D. Smiley, Sr.
                                         --------------------------
                                          Calvin D. Smiley, President,
                                          Chief Executive Officer and Director

Date:  April 15, 2008                By: /s/ Daniel M. Smith
                                         -------------------
                                          Daniel M. Smith, Chief Financial
                                          Officer, Executive Vice President
                                          and Director



Date:  April 15, 2008                By: /s/ John T. Conroy
                                         ---------------------------------------
                                          John T. Conroy, Director



Date:  April 15, 2008                By: /s/Gregory J. Liptak
                                         ---------------------------------------
                                          Gregory J. Liptak, Director