Form 10-Q
period 2008-03-31
NexHorizon Communications, Inc.
filed 2008-05-21
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10-Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-33327

                         NEXHORIZON COMMUNICATIONS, INC.
                        ---------------------------------
                (Name of the Registrant Specified in its Charter)


               Delaware                               13-4151225
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)

                    9737 Wadsworth Pkwy Westminster, CO 80021
                   -------------------------------------------
                     (Address of principal executive office)

                                 (303) 404-9700
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [ ]                             Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2008, there were 29,759,918 shares of the registrant's common stock issued and outstanding.


                                 NEXHORIZON COMMUNICATIONS, INC.
                               2008 QUARTERLY REPORT ON FORM 10-Q

                                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Condensed Consolidated Balance Sheets -
                           March 31, 2008 and December 31, 2007                                   F-1

         Condensed Consolidated Statement of Operations  -
                  Three months ended March 31, 2008 and 2007                                      F-2

         Condensed Consolidated Statement of Cash Flows -
                  Three months ended March 31, 2008 and 2007                                      F-3

         Notes to Condensed Consolidated Financial Statements                                     F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                     3

Item 4T.  Controls and Procedures                                                                   3


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                          5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                           6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                       6

Item 5.  Other Information - Not Applicable                                                         6

Item 6.  Exhibits                                                                                   6

SIGNATURES                                                                                          7

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                                    NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                               CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
ASSETS
                                                                               March 31,            December 31,
                                                                                 2008                   2007
                                                                           ------------------    -------------------
                                                                              (Unaudited)

Cash                                                                               $ 194,140                    $ -
Accounts receivable, net of allowance of $13,876 and $11,543, respectively            81,748                 14,524
Prepaid expenses and other current assets                                            167,509                109,468
                                                                           ------------------    -------------------
            Total current assets                                                     443,397                123,992

Property and equipment, net                                                        3,291,564                361,472

Other assets                                                                          10,354                  7,538
Intangibles, net of accumulated amortization of $20,120 and $17,605, respectively    180,480                182,995
                                                                           ------------------    -------------------

                                                                                 $ 3,925,795              $ 675,997
                                                                           ==================    ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                          $ 1,675,123            $ 1,758,003
       Accrued expenses                                                              185,837                262,494
       Customer deposit                                                               64,509                      -
       Current portion of notes payable, net of unamortized discounts
       of $29,285 and 46,607, respectively                                           387,532                472,512
                                                                           ------------------    -------------------
            Total current liabilities                                              2,313,001              2,493,009

Notes payable, net of current portion and unamortized discount of
        $1,426,111 and $0, respectively                                            2,926,829              1,157,687
Derivative and warrant liabilities                                                 1,381,123                      -
                                                                           ------------------    -------------------

            Total liabilities                                                      6,620,953              3,650,696
                                                                           ------------------    -------------------

Commitments and contingencies

Stockholders' deficit:
        Preferred Series A stock, $0.0001 par value; 4,250,000 shares authorized, 2,500,000 and  0  shares  issued  and outstanding, respectively (liquidation preference of $2,500,000 at March
        31, 2008)                                                                        425                      -
        Preferred Series B stock, $0.0001 par value, 750,000 shares authorized,
        0 shares issued and outstanding, respectively                                      -                      -
        Preferred Series C stock, $0.0001 par value, 650,000 shares authorized,
        0 shares issued and outstanding, respectively                                      -                      -
        Common stock, $0.0001 par value, 50,000,000 shares authorized,
        29,759,918 and 21,341,418 shares issued and outstanding, respectively          2,976                  2,134
        Additional paid in capital                                                 9,979,918              8,746,942
        Accumulated deficit                                                      (12,678,477)           (11,723,775)
                                                                           ------------------    -------------------

       Total stockholders' deficit                                                (2,695,158)            (2,974,699)
                                                                           ------------------    -------------------

                                                                                 $ 3,925,795              $ 675,997
                                                                           ==================    ===================


--------------------------------------------------------------------------------------------------------------------
F-1                                            See accompanying notes to condensed consolidated financial statements


                                                                     NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                          (Unaudited)


---------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31,
                                                                        ---------------------------------------------
                                                                                2008                    2007
                                                                        ---------------------    --------------------

Net sales                                                                          $ 473,164                $ 55,626

Cost of sales                                                                        201,663                  27,077
                                                                        ---------------------    --------------------

Gross profit                                                                         271,501                  28,549
                                                                        ---------------------    --------------------

Operating expenses:
Salaries and related expenses                                                        245,355                  16,129
Other general and administrative expenses                                            534,720                  92,044
                                                                        ---------------------    --------------------
     Total operating expenses                                                        780,075                 108,173
                                                                        ---------------------    --------------------

Loss from operations                                                                (508,574)                (79,624)

Other income (expense):
  Interest expense                                                                  (312,350)                (50,886)
  Change in fair value of derivative and warrant liabilities                         103,722                       -
  Loss on settlement of debt                                                        (237,500)                      -
                                                                        ---------------------    --------------------
    Total other income (expense)                                                    (446,128)                (50,886)
                                                                        ---------------------    --------------------

Net loss                                                                        $   (954,702)             $ (130,510)
                                                                        =====================    ====================



Basic and diluted loss per common share                                              $ (0.04)                $ (0.05)
                                                                        =====================    ====================


Weighted average number of common
shares outstanding - basic and diluted                                            23,207,557               2,666,667
                                                                        =====================    ====================












---------------------------------------------------------------------------------------------------------------------
F-2                                             See accompanying notes to condensed consolidated financial statements


                                                                             NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended March 31,
                                                                                      ---------------------------------------
                                                                                            2008                 2007
                                                                                      ------------------  -------------------
Cash flows from operating activities:
      Net loss                                                                             $   (954,702)          $ (130,510)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                                          163,051                9,552
         Common stock issued to pay operating expenses                                          298,238                    -
         Interest accrued on notes payable                                                      115,448                    -
         Common stock issued to settle put option related to note payable                       237,500
         Change in fair valuation of warrants liability                                        (103,722)
         Changes in operating assets and liabilities:
            Accounts receivable                                                                 (67,224)              (8,997)
            Prepaid expenses and other current assets                                            67,959                3,000
            Customer deposits                                                                    64,509               (2,545)
            Accounts payable and accrued expenses                                              (159,537)             279,190
                                                                                      ------------------  -------------------

      Net cash (used in) provided by operating activities                                      (338,480)             149,690
                                                                                      ------------------  -------------------

Cash flows from investing activities:
      Purchase of cable company assets                                                         (750,000)                   -
      Purchase of property and equipment                                                       (109,555)            (150,077)
                                                                                      ------------------  -------------------

      Net cash used in investing activities                                                    (859,555)            (150,077)
                                                                                      ------------------  -------------------

Cash flows from financing activities:
      Proceeds from the issuance of common stock                                                  8,000                    -
      Proceeds from issuance of notes payable, net of issuance costs                          1,600,000                    -
      Payments on notes payable                                                                (215,825)                   -
                                                                                      ------------------  -------------------

      Net cash provided by financing activities                                               1,392,175                    -
                                                                                      ------------------  -------------------

Increase in cash                                                                                194,140                 (387)

Cash at beginning of period                                                                           -                  387
                                                                                      ------------------  -------------------

Cash at end of period                                                                         $ 194,140                  $ -
                                                                                      ==================  ===================

Supplemental disclosure of cash flow information -
      Cash paid during the period for:
         Interest                                                                              $ 49,066                  $ -
                                                                                      ==================  ===================
         Income taxes                                                                               $ -                  $ -
                                                                                      ==================  ===================

Supplemental schedule of noncash investing and financing activities:
      Fair value of put option accounted for as a discount on related debt                $   1,350,000                  $ -
                                                                                      ==================  ===================
      Initial fair value of warrants reclassified to liabilities                          $     134,845                  $ -
                                                                                      ==================  ===================
      Conversion of notes payable to common stock                                             $ 299,350                  $ -
                                                                                      ==================  ===================
      Assets acquired for:
          Notes payable                                                                     $ 1,750,000                  $ -
                                                                                      ==================  ===================
          Preferred stock                                                                     $ 400,000                  $ -
                                                                                      ==================  ===================


-----------------------------------------------------------------------------------------------------------------------------
F-3                                                     See accompanying notes to condensed consolidated financial statements

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NexHorizon Communications, Inc. (the Company) was incorporated in Delaware on January 16, 2001. Prior to January 29, 2007, NexHorizon Communications was named Y-Tel International, Inc. ("Y-Tel"). On January 29, 2007, Y-Tel International, Inc. changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company" hereafter).

The Company's mission is to identify and acquire a series of strategically targeted rural cable systems and networks. The Company has and intends to continue selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system will expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies.

On January 31, 2008, the Company executed a three-year debenture for approximately $1,760,000. Effective January 1, 2008, the Company completed its acquisition of two cable TV companies located in the San Diego metropolitan area (see Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NexHorizon Communications, Inc., a Delaware corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Item 8-03 of Regulation S-K promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $1,869,604 at March 31, 2008 and has incurred a net loss and had negative cash flows from operations of $954,702 and $338,480, respectively, during the three months ended March 31, 2008 which raise substantial doubt about its ability to continue as a going concern.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable, have carrying amounts that approximate their fair values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of accounts receivable, property and equipment and intangibles, and the valuation of stock, options, warrants and deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk and Foreign Operations

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At March 31, 2008 and 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

During the three months ended March 31, 2008 and 2007, the Company offered its services predominantly to rural customers located within the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company does not expect any customer to exceed 5% of its total accounts receivable. The allowance for doubtful accounts at March 31, 2008 and December 31, 2007 was approximately $13,876 and $11,543, respectively.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

Intangibles

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The estimated amortization expense for the next five years is $10,060 per year. For each of the three months ended March 31, 2008 and 2007, amortization expense was $2,515, which is recorded in other general and administrative expenses.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. As of March 31, 2008, the Company determined that no impairment of its long-lived assets was required. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. To date, the Company's revenue is generated primarily from cable television services whereby the revenue is recognized during the month in which the service is rendered.

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the three months ended March 31, 2008 and 2007 as all options granted to employees under the plans were fully vested prior to January 1, 2006 and none are outstanding.

The Company recorded stock-based compensation under Statement of Financial Accounting Standards ("SFAS") SFAS No. 123(R), Share Based Payment. The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the three months ended March 31, 2008 and 2007, there was no excess tax benefit to the Company.

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 33,621,661 shares and 1,130,000 shares for the three months ended March 31, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature

The convertible features of certain convertible notes provide for a rate of conversion that is below market value (see Note 6). Such features are characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27,Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instrument. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company's common stock.

Derivative Financial Instruments

The Company has derivative financial instruments which consist of the put and call options on the warrant related to the Debenture (see Note 4) and the variable conversion feature of the Januay 2008 Acquisition seller notes (see
Note 6). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock, as a result of entering into the seller notes with an indeterminant number of shares that might need to be issued to settle the conversion feature, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value of the derivatives and warrants is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As a result of the entering into these agreements in 2008, the Company reclassified the value of the existing non-employee warrants of $134,845 to derivative liability from additional paid-in capital. For the three months ended March 31, 2008, the Company recorded $103,722 of non-cash income related to the decline in value of its derivatives.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 except that the FASB has issued a one-year deferral of fair value measurement requirements for non-financial assets and liabilities. The Company believes that SFAS No. 157 should not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company's adoption of SFAS 159 did not have a material impact on its financial position or results of operations.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

NOTE 2 - ACQUISITIONS

Effective January 1, 2008 pursuant to the Agreement Regarding Sale of Assets of, and Stock in, Two Cable Companies (the "Purchase Agreement"), the Company acquired certain assets, stock and the businesses of two cable TV companies ("Chula Vista Cable, Ltd." and "National City Cable, Inc.") located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve approximately 3,100 subscribers offering cable TV, high speed and phone (Voice over Internet Protocol, VoIP) services.

The Company purchased, on the terms and conditions set forth in the Purchase Agreement, substantially all of the assets and the business of Chula Vista Cable, Ltd, a California limited partnership, for consideration consisting of $637,500 in cash, a $1,487,500 convertible note payable and 2,125,000 shares of Series A Preferred stock with an estimated fair value of $340,000 for accounting purposes (based on the number of common shares into which the Series A Preferred Stock is convertible, multiplied by the closing price of the common stock on the date of closing). The Preferred stock is convertible into the Company's common stock, at the option of the holder, after the one-year anniversary from the transaction. The convertible note payable requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011 (see Note 6).

The Company also purchased, on the terms and conditions set forth in the Agreement, 100% of the Class A common shares in National City Cable, Inc. a California corporation, free and clear of all liens, claims, options, and charges. The Class A common shares are the only class of National City Cable, Inc. stock that have voting rights and privileges. In exchange for all of the outstanding shares of the Class A Common stock, the Company paid to the shareholders of National City Cable, Inc. $112,500 in cash, issued a $262,500 convertible note payable, and issued 375,000 shares of Series A Preferred stock with an estimated fair value of $60,000 for accounting purposes (based on the number of common shares into which the Series A Preferred Stock is convertible, multiplied by the closing price of the common stock on the date of closing). The Preferred stock is convertible to common stock, at the option of the holder, after the one-year anniversary of the transaction. The note payable requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011 (see Note 6).

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 2 - ACQUISITIONS (Continued)

The assets of the January 2008 Acquisition consist primarily of underground and aerial cable and underground conduit equipment and a three year non-compete agreement from the sellers. The Company has tentatively allocated the aggregate purchase price of $2,900,000 to equipment and is depreciating these assets over a 15 year useful life. The Company is still in the process of analyzing the fair value of the assets acquired to determine the final purchase price allocation, which it expects to complete during 2008.

The unaudited pro forma combined historical results, as if the Company and the January 2008 Acquisition had been acquired as of the beginning of the three month period ended March 31, 2007, are estimated as follows:



                                                        Three Months Ended
                                                          March 31, 2007
                                                      ------------------------
        Net sales                                       $             465,875
        Net loss                                        $          (1,026,545)
        Weighted average common
          shares outstanding:
             basic and diluted                                      2,666,667
        Loss per share:
             basic and diluted                          $               (0.38)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results. The pro forma information does include corporate cost.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008 and December 31, 2007:

                                           2008                   2007
                                           ----                   ----

Equipment                               $    3,501,718        $     437,675

Less accumulated depreciation                 (210,154)             (76,750)
                                         -------------         ------------

Fixed assets, net                       $    3,291,564        $     361,472
                                         =============         ============


Depreciation expense for property and equipment for the three months ended March 31, 2008 and 2007 was $76,647 and $7,037, respectively.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 4 - DEBENTURE

During the three months ended March 31, 2008, the Company executed a three-year Secured Original Issue Discount Debenture for $1,760,000 (the "Debenture") with a finance company (the "Holder"). The Company received proceeds of $1,600,000 from the Holder. The $160,000 original issue discount has been recorded as a debt discount in the accompanying condensed consolidated balance sheet. The debt discount will be amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

The Debenture is repaid as interest only for the first six months with principal payments beginning seven months after the closing date. Monthly interest is paid at the higher of 11.5% or prime plus 4% (18% if the Company is in default). The Company may prepay the Debenture within the first 120 days with no penalty or premium; after 120 days, it is required to pay a 10% premium, The Debenture is automatically due and payable upon the closing of a qualified financing, as disclosed in the Debenture agreement. The Company is also required to pay down additional principal equal to 35% of excess EBITDA, if any, as defined in the Debenture agreement.

The Debenture is secured by substantially all the assets of the Company and its wholly owned subsidiaries, and is senior to the convertible notes entered into for the January 2008 Acquisition (see Notes 2 and 6). The Debenture agreement contains various covenants, including prohibitions on future issuances of debt or equity securities, and requirements for minimum monthly revenues and monthly profitability.

The Holder also has the right to purchase 5-year warrants representing 12% of the Company's issued and outstanding common shares, totaling 3,470,151 shares, for an aggregate exercise price of $100, or it can be exercised on a cashless basis. The exercise price is subject to downward adjustment if the Company issues securities as a price less than the exercise price in the future

The Company entered into a Put and Call Option Agreement with the Holder related to the warrant shares. If the Company has repaid the entire principal and interest on the Debenture on or prior to the one-year anniversary of the Debenture, the Company may require on that date the Holder to sell to the Company 75% of the Put shares or warrants exercisable to purchase such number of Put shares at an exercise price equal to $540,000 (the "Call Option"). As the Call Option is contingent on a future event with an unknown likelihood, the Call Option has not been accounted for in the accompanying condensed consolidated financial statements.

The Holder has the right to require the Company to repurchase the warrant shares beginning from and after the earlier of (a) the date on which all amounts payable under the Debenture are paid in full; and (b) January 31, 2011, through January 31, 2013 for $1,350,000 (the "Put Option"). As a result of the Put
Option, the Company has recorded the value of the associated warrants as a credit of $1,350,000 in derivative and warrant liabilities, with a corresponding debit to debt discount in the accompanying condensed consolidated balance sheet. The debt discount will be amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

Combined amortization expense for the total debt discount during three months ended March 31, 2008 was $83,889.

The Company also entered in to a Registration Rights Agreement with the Holder. This agreement requires the Company to file a registration statement covering the warrant shares by March 31, 2008, and to have such registration statement declared effective 40 to 60 days thereafter, as well as to maintain the effectiveness of such registration. The Company is required to pay a liquidated damages fee of 2% per month of the Debenture amount ($35,200 per month) until the Company is in compliance with this agreement. Beginning April 2008 and through the date of this filing, the Company is not in compliance with this agreement and will accrue liquidated damages fees in the second quarter of 2008 until the non-compliance is cured.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company has notes payable to various related parties totaling $59,850, plus accrued interest of $1,496 (see Note 6). During the three months ended March 31, 2008 and 2007, the Company recognized interest expense under these notes of $1,496 and $1,200, respectively.


NOTE 6 - DEBT

Notes payable consist of the following at March 31, 2008:
                                                                                                         March 31,
                                                                                                           2008
Notes payable to sellers of the January 2008  Acquisition  (see Note 2), bearing interest at 6% per annum  payable  quarterly,  principal  due December 31, 2010, convertible  commencing  January  1, 2009 at the  average  previous  five  days'
closing  stock price,  secured by 1,750,000  shares  Company  Series A Preferred
stock in escrow, including accrued interest of $26,250.                                                  $1,776,250

Note payable to finance company,  due in six quarterly  payments in common stock of principal of approximately  $153,000  beginning  September 2007 (based on the average  closing price of the Company's  common stock prior to the payment date, but no higher than $1.00 per share or less than $0.10 per share)  plus  interest at 10%.  For the quarter  ended March 31,  2008,  the Company  issued  1,911,611
shares.                                                                                                     470,338

Note payable from April 2006 acquisition, interest at 12%, due February 2009. An interest  payment of  $33,830  was paid in  February  2008.  At March 31,  2008,
includes accrued interest of $2,229.                                                                        152,229

Notes  payable to various  lenders,  interest at 10%,  convertible  at $0.20 per share,  due December 2010  (includes  $115,885 of accrued  interest added to the principal  balance as part of a refinancing in December 2007).  Upon conversion, the lenders will receive warrants equal to the number of shares  converted,  50%
of  which  will be  exercisable  at $0.40  per  share  and 50% of which  will be exercisable at $0.75 per share for two years from the date of issuance. At March
31, 2008 includes accrued interest of $8,147.                                                               334,032

Notes  payable  assumed  in  June  2007   acquisition  to  a  finance   company,
collateralized  by  automobiles,  bearing  interest at rates  ranging from 0% to
2.9%,  principal and interest due in monthly  installments  ranging from $472 to
$532 through May 2012.                                                                                       48,570

Note payable to individual,  due January 2008,  interest at 20%,  convertible at
$0.10 per share. The note is currently in default and is being renegotiated.  At
March 31, 2008, includes accrued interest of $7,780.                                                         57,780

Other, net of unamortized debt discount of $10,068                                                          141,273
                                                                                                      ----------------

                                                                                                          2,980,472
Less current portion                                                                                       (387,532)

                                                                                                      ----------------
                                                                                                         $2,592,940
                                                                                                      ----------------

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has designated 4,250,000 shares of its preferred stock as series A preferred stock ("Series A Preferred"), with a par value of $0.0001 per share. The Series A Preferred shall rank senior to all other classes of stock relating to liquidation. The shares are non dividend bearing, and have a liquidation preference of $1.00 per share. After January 1, 2009, the Series A Preferred shares are convertible to common shares at a conversion price of 100% of the average closing price for the preceding five days divided by $1.00 per share of Series A Preferred, with a common stock minimum floor value of $1.00 and a maximum ceiling value of $5.00. At March 31, 2008, the outstanding Series A Preferred shares are convertible into 2,500,000 shares of common stock.

During the three months ended March 31, 2008, the Company issued 4,250,000 Series A Preferred shares in connection with the January 2008 Acquisition (see
Note 2), as follows: (a) 2,500,000 shares as part of the purchase price; and (b) 1,750,000 shares as security in case of default on the $1,750,000 notes payable (see Note 6). The estimated fair value of the 2,500,000 shares was $400,000 (based on the value of the common shares on the date of issuance as if converted to common stock on that date). As the additional 1,750,000 shares will be returned to the Company upon repayment of the related notes, they are not considered issued for financial reporting purposes and thus are not valued in the accompanying condensed consolidated balance sheet.

Common Stock

During the three months ended March 31, 2008, the Company issued 40,000 shares of restricted common stock for cash totaling $8,000, including 20,000 warrants exercisable at $0.40 per share and 20,000 warrants exercisable at $0.75 per share.

During the three months ended March 31, 2008, the Company issued 3,502,924 shares of restricted common stock in connection with the settlement of notes payable and related accrued interest totaling $299,350 with no gain or loss. In addition, the Company issued 1,250,000 shares of restricted common stock in connection with the cancellation of the put feature on the bridge loan that was repaid during the quarter. These shares were valued at $237,500 and are recorded as a loss on settlement of debt in the accompanying condensed consolidated statement of operations.

During the three months ended March 31, 2008, the Company issued 1,419,692 shares of restricted common stock to consultants in connection with services provided. The estimated fair value of the shares was $213,941 (based on the related measurement dates), of which $126,000 was recorded as prepaid consulting expense in the accompanying condensed consolidated balance sheet (see Note 8) and $87,941 was expensed in the accompanying condensed consolidated statement of operations.

During the three months ended March 31, 2008, the Company issued an aggregate of 2,205,884 shares of its common stock as compensation to certain of its employees. The estimated fair value of the shares was $168,750 (based on the related measurement dates), which was expensed in the accompanying statement of operations.

Stock Options and Warrants

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

As of March 31, 2008, the Company had no outstanding options under either plan.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

The following represents a summary of the warrants outstanding for the quarter ended March 31, 2008:

                                                                              Weighted Average
                                                             Number           Exercise Price
                                                          of Warrants         Per Share
                                                       -------------------   -------------------

    Balance at December 31, 2007                             1,924,199         $    0.64
      Granted                                                3,510,151              0.01
      Exercised                                                                        -
      Expired/Forfeited                                       (130,670)          (  1.67)
                                                       -------------------   -------------------
    Balance at March 31, 2008                                5,303,680          $   0.28
                                                       -------------------   -------------------
    Weighted average fair value of warrants granted:
             March 31, 2008                              $        0.04
                                                       -------------------

The fair value of each warrant granted during the three months ended March 31, 2008 and 2007, was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranged from 105% - 172%, (iii) weighted average risk-free interest rate ranged from 2.2% - 3.6%, and (iv) average expected life of 2.7 and
4.8 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Delaware, California, Colorado and Florida. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

Litigation

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

In June 2007, the Company assumed a Consulting Agreement for investor relations through December 2008. The agreement is renewable and cancellable with sixty
(60) days notice of termination. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the quarter ended March 31, 2008, the Company amortized $7,500 in the accompanying consolidated statement of operation.

In September 2007, the Company signed a one year Consulting Agreement for investor relations through August 2008. The agreement is paid through the issuance of three quarterly stock issuances at 2.5% and a fourth at 2.4% of each quarters issued and outstanding shares in the Company. For the quarter ended March 31, 2008, the Company issued 469,797 restricted common shares valued at $75,941 for the quarterly services rendered. The agreement is renewable and cancellable at each quarter end with thirty (30) days prior notice.

In January 2008, the Company signed two Consulting Agreements for investor relations through December 2008. The agreements were paid through the issuance of 600,000 restricted common shares recorded on the effective date at $0.16 per share, valued at $96,000. The agreement is renewable and cancellable with sixty
(60) days notice of termination. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the quarter ended March 31, 2008, the Company amortized $24,000 in the accompanying condensed consolidated statement of operation.

On March 4, 2008, the Company signed a Consulting Agreements for marketing / advertising services through March 3, 2009. The agreement is paid through the issuance of 200,000 restricted common shares recorded on the effective date at $0.15 per share, valued at $30,000 and the monthly cash compensation of $1,000. The agreement is renewable under the same terms and conditions and can be terminated by the Company at any time with no notice. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the quarter ended March 31, 2008, the Company amortized $2,500 in the accompanying condensed consolidated statement of operation.

On March 14, 2008, the Company signed a 1 month Consulting Agreement for advisory services. The agreement was paid through $10,000 cash. The agreement is renewable under the same terms and has been extended through May 14, 2008 as of the date of this report. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the quarter ended March 31, 2008, the Company amortized $5,000 in the accompanying condensed consolidated statement of operation.

In March 2008, the Company signed two 1 month Consulting Agreement for investor relations services. The agreement was paid through the issuance of 150,000 restricted common shares recorded on the effective date at $0.08 per share, valued at $12,000. The agreements are renewable under the same terms and both have been extended through May 2008 as of the date of this report. The fair value of such services was recorded as prepaid services and is being amortized over the related term of the agreement. During the quarter ended March 31, 2008, the Company amortized $3,000 in the accompanying condensed consolidated statement of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.


Business Overview

The Company's mission is to identify and acquire a series of strategically targeted rural cable systems and networks. The Company has and intends to continue selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system will expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies.

Plan of Operations

At March 31, 2008, we had $194,140 cash on hand. We intend to use our operating cash flow to continue to support operations. We intend to continue to develop the business opportunity through acquisition and organic growth. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

Effective January 1, 2008, the Company acquired certain assets, stock and the businesses from two cable TV companies ("Chula Vista Cable, Ltd." and "National City Cable, Inc.") both located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve over 3,400 subscribers offering cable TV, high speed and phone (Voice over Internet Protocol, VoIP) services.

The combined entities were acquired for a total of $5.0 million paid in $750,000 of cash, 2.5 million shares of Class A Preferred stock with an estimated fair value of $2,500,000 and $1.75 million in the form of a 3 year balloon note bearing interest at 6%, paid quarterly (see Note 2).

On the effective date, the estimated value of the preferred stock if converted to common was $400,000. For accounting purposes, based on the value of the stock, cash and note, the transaction was recorded on the books at $2,900,000 based on the fair market value of the Company's common stock as of completion of the acquisitions on January 1, 2008.

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

Results of Operations -Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales

Net sales were $473,164 for the three months ended March 31, 2008, compared to $55,626 for the three months ended March 31, 2007. All sales were a result of our activities involving cable systems and networks. The $417,538 increase in sales is directly attributed to the acquisition of the two cable companies acquired effective January 1, 2008.

Operating Expenses

Operating expenses were $780,075 for the three months ended March 31, 2008, compared to $108,173 for the three months ended March 31, 2007. The increase of $671,902, was a result of the acquisition of the two San Diego cable companies. During the three months ended March 31, 2008, expenses included a $168,750 non-cash compensation related to salaries of certain members of management paid in common stock rather than cash.

Operating expenses also include other general and administrative expenses of $534,720 compared to $92,044, for the three months ended March 31, 2008 and 2007, respectively. Our other general and administrative expense for the three months ended March 31, 2008, approximately $356,500 was for legal, consulting and professional services representing approximately 67% of other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2008, the Company has a working capital deficit of $3,362,279. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

During the three months ended March 31, 2008, the Company's operations used net cash of $338,480 compared to the three months ended March 31, 2007 of net cash provided by operations of $149,690. During the three months ended March 31, 2008, net losses of $954,702 were reconciled for non-cash items of $163,051 in depreciation and amortization expense, $298,238 of stock compensation, $115,448 of accrued interest added to notes payable, $237,500 in common stock issued to settle put option and $(103,722) in change in the fair value of derivative and warrant liabilities.

During the three months ended March 31, 2007, net losses of $130,510 was reconciled for non-cash items of $9,552 in depreciation and amortization expense.

During the three months ended March 31, 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid with interest only for the first six months and then with principal and interest payments during the remaining months. Payments are made monthly at the higher of 11.5% or prime plus 4%.

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") on January 1, 2008. The combined entities serve over 3,400 subscribers representing approximately $1.6 million in annual historical revenue. The combined entities were acquired for $5.0 million paid in $750,000 of cash, 2.5 million shares of Series A Preferred stock convertible to common after the one year anniversary from the transaction and $1.75 million in the form of a 3 year balloon note bearing interest at 6% annually, paid quarterly.

On January 1, 2008, the effective date, the estimated value of the preferred stock if converted to common was $400,000. For accounting purposes, based on the value of the stock, cash and note, the transaction was recorded using a value of $2,900,000.

Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $954,702 for the three months ended March 31, 2008, and an accumulated deficit of $12,678,477 as of March 31, 2008. The Company did recognize $473,164 of revenues from its business operations during the three months ended March 31, 2008.


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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008, except as noted below.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

The material weakness identified in our annual report on Form 10-KSB for the year ended December 31, 2007 was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.


ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFR") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of March 31, 2008, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

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


Management has determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2007 and March 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2008.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and March 31, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Beginning in the quarter ended June 30, 2008, we initiated and began to change our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate. During the quarter ended June 30, 2008, we purchased and began the installation of a new billing software package throughout the Company and its subsidiaries. We incurred approximately $25,000 during the March 31, 2008 quarter in remediation costs. The aggregate costs of remediation are unknown at this time.

Changes in Internal Control Over Financial Reporting.

There was a change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as a result of the material weakness in our internal control over financial reporting identified in our 2007 audit and disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

     - The Company has agreed to a settlement offer of $10,000 per month totaling $70,000 for hardware furnished. Such amount is included in accrued expenses at March 31, 2008.

     - The Company is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses at March 31, 2008 in the accompanying consolidated balance sheet related to these claims.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2008 through March 31, 2008.



  DATE OF SALE     TITLE OF SECURITIES  NO. OF SHARES     CONSIDERATION
  ------------     -------------------  -------------     -------------

1/1/08 - 3/31/08   Series A Preferred     4,250,000     January 2008 Acquisition
1/1/08 - 3/31/08      Common Stock          40,000      Cash
1/1/08 - 3/31/08      Common Stock        4,752,816     Note settlement
1/1/08 - 3/31/08      Common Stock        1,419,800     Services rendered

1/1/08 - 3/31/08      Common Stock        2,205,884     Salaries
1/1/08 - 3/31/08        Warrants          3,510,151     Warrants issued

1/1/08 - 3/31/08         Options              -         Options issued


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



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NexHorizon Communications, Inc.
                                            (Registrant)



                                  /s/ Calvin D. Smiley Sr.
                                  --------------------------
                                  Calvin D. Smiley Sr., President and CEO


                                  May 20, 2008


                                  /s/ Daniel M. Smith
                                  --------------------------
                                  Daniel M. Smith, Chief Financial Officer

                                  May 20, 2008