Form 10-Q
period 2008-06-30
NexHorizon Communications, Inc.
filed 2008-08-19
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10-Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                   9737 Wadsworth Pkwy., Westminster, CO 80021
                   -------------------------------------------
                     (Address of principal executive office)

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

As of July 31, 2008, there were 33,506,947 shares of the registrant's common stock issued and outstanding.

                            NEXHORIZON COMMUNICATIONS, INC.
                          2008 QUARTERLY REPORT ON FORM 10-Q

                                   TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements     (Unaudited)                                                Page
                                                                                               ----
           Condensed Consolidated Balance Sheets -
                           June 30, 2008 and December 31, 2007                                  F-1

           Condensed Consolidated Statement of Operations  -
                  Six months ended June 30, 2008 and 2007                                       F-2

           Condensed Consolidated Statement of Operations  -
                  Three months ended June 30, 2008 and 2007                                     F-3

           Condensed Consolidated Statement of Cash Flows -
                  Six months ended June 30, 2008 and 2007                                       F-4

           Notes to Condensed Consolidated Financial Statements                                 F-5

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Not Applicable          3

Item 4.    Controls and Procedures                                                              4

Item 4T.   Controls and Procedures                                                              4


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    5

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          6

Item 3.    Defaults Upon Senior Securities - Not Applicable                                     6

Item 4.    Submission of Matters to a Vote of Security Holders                                  6

Item 5.    Other Information - Not Applicable                                                   7

Item 6.    Exhibits                                                                             7

SIGNATURES                                                                                      8

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                                                                 NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                            CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------

ASSETS
                                                                             June 30,            December 31,
                                                                               2008                  2007
                                                                         ------------------    ------------------
                                                                            (Unaudited)
Current assets:

Cash                                                                             $ 117,494                   $ -
Accounts receivable, net of allowance of $7,642 and $11,543, respectively          139,000                14,524
Prepaid expenses and other current assets                                          151,519               109,468
                                                                         ------------------    ------------------
            Total current assets                                                   408,013               123,992

Property and equipment, net                                                      3,442,165               361,472

Other assets                                                                        10,354                 7,538
Intangibles, net of accumulated amortization of $22,635 and $17,605,
        respectively                                                               177,965               182,995
                                                                         ------------------    ------------------

                                                                               $ 4,038,497             $ 675,997
                                                                         ==================    ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                        $ 1,873,563           $ 1,758,003
       Accrued expenses                                                            209,727               262,494
       Customer deposit                                                             64,509                     -
       Current portion of notes payable, net of unamortized discounts
          of $1,294,920 and $46,607, respectively                                1,108,261               472,512
                                                                         ------------------    ------------------
            Total current liabilities                                            3,256,060             2,493,009

Notes payable, net of current portion                                            2,210,016             1,157,687
Derivative and warrant liabilities                                               1,350,000                     -
                                                                         ------------------    ------------------

            Total liabilities                                                    6,816,076             3,650,696
                                                                         ------------------    ------------------
Commitments and contingencies

Stockholders' deficit:
       Preferred Series A stock, $0.0001 par value; 4,250,000 shares authorized, 2,500,250 and 0 shares issued and outstanding, respectively (liquidation preference of $2,500,000 at June 30,
          2008)                                                                        250                     -
       Preferred Series B stock, $0.0001 par value, 500,000 shares
          authorized, 0 shares issued and outstanding                                    -                     -
       Preferred Series C stock, $0.0001 par value, 250,000 shares
          authorized, 0 shares issued and outstanding                                    -                     -
       Common stock, $0.0001 par value, 50,000,000 shares authorized,
          33,506,947 and 21,341,418 shares issued and outstanding,
          respectively                                                               3,351                 2,134
       Additional paid in capital                                               10,476,769             8,746,942
       Accumulated deficit                                                     (13,257,949)          (11,723,775)
                                                                         ------------------    ------------------

       Total stockholders' deficit                                              (2,777,579)           (2,974,699)
                                                                         ------------------    ------------------

                                                                               $ 4,038,497             $ 675,997
                                                                         ==================    ==================

-----------------------------------------------------------------------------------------------------------------
F-1                                         See accompanying notes to condensed consolidated financial statements


                                                                 NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                      (UNAUDITED)

                                                                                 For The Six Months Ended June 30
-----------------------------------------------------------------------------------------------------------------
                                                                            2008                     2007
                                                                     --------------------     -------------------

Net sales                                                                      $ 948,431               $ 153,340

Cost of sales                                                                    343,882                 101,416
                                                                     --------------------     -------------------

Gross profit                                                                     604,549                  51,924
                                                                     --------------------     -------------------

Operating expenses:
Salaries and related expenses                                                    486,643                  85,568
Impairment of goodwill                                                                 -               1,200,000
Other general and administrative expenses                                      1,036,169                 105,171
                                                                     --------------------     -------------------

          Total operating expenses                                             1,522,812               1,390,739
                                                                     --------------------     -------------------

Loss from operations                                                            (918,263)             (1,338,815)

Other expense:
   Interest expense                                                             (378,411)               (101,342)
   Loss on settlement of debt                                                   (237,500)                      -
                                                                     --------------------     -------------------

           Total other expense                                                  (615,911)               (101,342)
                                                                     --------------------     -------------------

Net loss                                                                    $ (1,534,174)           $ (1,440,157)
                                                                     ====================     ===================


Basic and diluted loss per common share                                          $ (0.06)                $ (0.54)
                                                                     ====================     ===================

Weighted average number of common shares outstanding, basic
 and diluted                                                                  26,874,383               2,666,667
                                                                     ====================     ===================







-----------------------------------------------------------------------------------------------------------------
F-2                                         See accompanying notes to condensed consolidated financial statements


                                                                     NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                          (Unaudited)

                                                                                   For The Three Months Ended June 30

---------------------------------------------------------------------------------------------------------------------

                                                                                2008                    2007
                                                                        ---------------------    --------------------

Net sales                                                                          $ 475,267                $ 97,714

Cost of sales                                                                        142,219                  74,339
                                                                        ---------------------    --------------------

Gross profit                                                                         333,048                  23,375
                                                                        ---------------------    --------------------

Operating expenses:
   Salaries and related expenses                                                     241,288                  69,439
   Impairment of goodwill                                                                  -               1,200,000
   Other general and administrative expenses                                         501,449                  13,127
                                                                        ---------------------    --------------------

         Total operating expenses                                                    742,737               1,282,566
                                                                        ---------------------    --------------------

Loss from operations                                                                (409,689)             (1,259,191)

Other expense:
  Interest expense                                                                   (66,061)                (50,456)
  Other expense                                                                     (103,722)                      -
                                                                        ---------------------    --------------------

         Total other expense                                                        (169,783)                (50,456)
                                                                        ---------------------    --------------------

Net loss                                                                          $ (579,472)           $ (1,309,647)
                                                                        =====================    ====================


Basic and diluted loss per common share                                              $ (0.02)                $ (0.49)
                                                                        =====================    ====================

Weighted average number of common
shares outstanding - basic and diluted                                            30,581,503               2,666,667
                                                                        =====================    ====================








---------------------------------------------------------------------------------------------------------------------
F-3                                             See accompanying notes to condensed consolidated financial statements


                                                                             NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                            Six Months Ended June 30,
                                                                                      ---------------------------------------
                                                                                            2008                 2007
                                                                                      ------------------  -------------------
Cash flows from operating activities:
      Net loss                                                                             $ (1,534,174)        $ (1,440,157)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                          437,697               97,659
         Common stock issued to pay operating expenses                                          465,783                  864
         Interest accrued on notes payable                                                      255,418              186,362
         Common stock issued to settle put option related to note payable                       237,500
         Changes in operating assets and liabilities:
            Accounts receivable                                                                (124,476)             (16,437)
            Prepaid expenses and other current assets                                           118,449                6,087
            Customer deposits                                                                    64,509                    -
            Accounts payable and accrued expenses                                                62,793            1,319,408
                                                                                      ------------------  -------------------

        Net cash (used in) provided by operating activities                                     (16,501)             153,786
                                                                                      ------------------  -------------------
Cash flows from investing activities:
      Purchase of cable company assets                                                         (750,000)                   -
      Purchase of property and equipment                                                       (304,836)            (274,573)
                                                                                      ------------------  -------------------

        Net cash used in investing activities                                                (1,054,836)            (274,573)
                                                                                      ------------------  -------------------
Cash flows from financing activities:
      Proceeds from the issuance of common stock                                                  8,000              117,012
      Proceeds from issuance of notes payable, net of issuance costs                          1,600,000               40,000
      Payments on notes payable                                                                (419,169)                   -
                                                                                      ------------------  -------------------

        Net cash provided by financing activities                                             1,188,831              157,012
                                                                                      ------------------  -------------------

Increase in cash                                                                                117,494               36,225

Cash at beginning of period                                                                           -                  387
                                                                                      ------------------  -------------------

Cash at end of period                                                                         $ 117,494             $ 36,612
                                                                                      ==================  ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
         Interest                                                                              $ 49,066                  $ -
                                                                                      ==================  ===================
         Income taxes                                                                               $ -                  $ -
                                                                                      ==================  ===================

Supplemental schedule of noncash investing and financing activities:
      Fair value of put option accounted for as a discount on related debt                  $ 1,350,000                  $ -
                                                                                      ==================  ===================
      Conversion of notes payable to common stock                                             $ 459,511                  $ -
                                                                                      ==================  ===================
      Assets acquired for:
          Notes payable                                                                     $ 1,798,501              $ 7,832
                                                                                      ==================  ===================
          Preferred stock                                                                     $ 400,000                  $ -
                                                                                      ==================  ===================


-----------------------------------------------------------------------------------------------------------------------------
F-4                                                     See accompanying notes to condensed consolidated financial statements

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


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

The Company's mission is to identify and acquire a series of strategically targeted rural cable systems and networks. The Company has and intends to continue to selectively acquire, upgrade and consolidate the capabilities of these systems such that the sum of the whole will be greater than its parts. Each acquired system will expand its basic cable TV services to include Digital, Video on Demand ("VoD"), Pay per View, High-speed Internet, and Telephone through either its existing cable network or WiFi ("Wireless Fidelity") last mile strategies.

On January 31, 2008, the Company executed a three-year debenture for approximately $1,760,000. Effective January 1, 2008, the Company completed its acquisition of two cable TV companies located in the San Diego metropolitan area (see Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NexHorizon Communications, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $2,848,047 at June 30, 2008 and has incurred a net loss of $1,534,174 and negative cash flows from operations of $16,501 during the six months ended June 30, 2008, which raise substantial doubt about its ability to continue as a going concern. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the public markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NexHorizon Communications, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and certain notes payable, have carrying amounts that approximate their fair values, except for the warrants related to the Debenture (see Note 4), for which an equivalent instrument was not available.

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

Concentration of Credit Risk and Foreign Operations

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At June 30, 2008 and 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

During the six months ended June 30, 2008 and 2007, the Company offered its services predominantly to rural customers located within the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company does not expect any customer to exceed 5% of its total accounts receivable. The allowance for doubtful accounts at June 30, 2008 and December 31, 2007 was approximately $7,642 and $11,543, respectively.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The estimated amortization expense for the next five years is $10,060 per year. For each of the six months ended June 30, 2008 and 2007, amortization expense was $5,030, which is recorded in other general and administrative expenses ($2,515 and $2,515 for the three months ended June 30, 2008 and 2007).

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. As of June 30, 2008, the Company determined that no impairment of its long-lived assets was required. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the six months ended June 30, 2008 and 2007 as all options granted to employees under the plans were fully vested prior to January 1, 2006 and none are outstanding.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the six months ended June 30, 2008 and 2007, there was no excess tax benefit to the Company.

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 4,930,820 shares and 1,130,000 shares for the six months ended June 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

The Company has derivative financial instruments which consist of the put and call options on the warrant related to the Debenture (see Note 4). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value of the derivatives and warrants is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. For the six months ended June 30, 2008, there has been no change in the value of the derivative liability.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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


NOTE 2 - ACQUISITIONS

On January 1, 2008 pursuant to the Agreement Regarding Sale of Assets of, and Stock in, Two Cable Companies (the "Purchase Agreement"), the Company acquired certain assets, stock and the businesses of two cable TV companies ("Chula Vista Cable, Ltd." and "National City Cable, Inc.") located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve approximately 3,400 subscribers offering cable TV, high speed and phone (Voice over Internet Protocol, VoIP) services.

The Company purchased, on the terms and conditions set forth in the Purchase Agreement, substantially all of the assets and the business of Chula Vista Cable, Ltd, a California limited partnership, for consideration consisting of $637,500 in cash, a $1,487,500 convertible note payable and 2,125,000 shares of Series A Preferred stock with an estimated fair value of $340,000 for accounting purposes (based on the number of common shares into which the Series A Preferred Stock is convertible, multiplied by the closing price of the common stock on the effective date of the transaction). The Preferred stock is convertible into the Company's common stock, at the option of the holder, after the one-year anniversary from the transaction. The convertible note payable requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011 (see Note 6).

The Company also purchased, on the terms and conditions set forth in the Agreement, 100% of the Class A common shares in National City Cable, Inc. a California corporation, free and clear of all liens, claims, options, and charges. The Class A common shares are the only class of National City Cable, Inc. stock that have voting rights and privileges. In exchange for all of the outstanding shares of the Class A Common stock, the Company paid to the shareholders of National City Cable, Inc. $112,500 in cash, issued a $262,500 convertible note payable, and issued 375,000 shares of Series A Preferred stock with an estimated fair value of $60,000 for accounting purposes (based on the number of common shares into which the Series A Preferred Stock is convertible, multiplied by the closing price of the common stock on the effective date of the transaction). The Preferred stock is convertible to common stock, at the option of the holder, after the one-year anniversary of the transaction. The note payable requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011 (see Note 6).

The assets of the January 2008 Acquisition consist primarily of underground and aerial cable, underground conduit equipment, and a three year non-compete agreement from the sellers. The Company has tentatively allocated the aggregate purchase price of $2,900,000 to equipment and is depreciating these assets over a 5 and 15 year useful life. The Company is still in the process of analyzing the fair value of the assets acquired to determine the final purchase price allocation, which it expects to complete during 2008.

The unaudited pro forma combined historical results, as if the January 2008 Acquisition had been acquired as of the beginning of the six month period ended June 30, 2007, are estimated as follows:

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

NOTE 2 - ACQUISITIONS (Continued)


                                           Three Months Ended            Six Months Ended
                                              June 30, 2007                June 30, 2007
                                        --------------------------   --------------------------

        Net sales                     $                   497,714      $               948,340

        Net loss                      $                (1,385,326)     $            (1,592,515)

        Weighted average common
          shares outstanding:
             basic and diluted                          2,666,667                    2,666,667
        Loss per share:
             basic and diluted        $                    (0.52)      $                 (0.60)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results. The pro forma information does include corporate cost.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2008 and December 31, 2007:



                                             2008                   2007
                                             ----                   ----

Equipment                                 $    3,688,916        $     437,675

Less accumulated depreciation                   (246,751)             (76,203)
                                           -------------         ------------

Fixed assets, net                         $    3,442,165        $     361,472
                                           =============         ============


Depreciation expense for property and equipment for the six months ended June 30, 2008 and 2007, was $170,548 and $10,093, respectively, and $36,597 and
$7,124 for the three months ended June 30, 2008 and 2007, respectively.


NOTE 4 - DEBENTURE

In January 2008, the Company executed a three-year Secured Original Issue Discount Debenture for $1,760,000 (the "Debenture") with a finance company (the "Holder"). The Company received proceeds of $1,600,000 from the Holder. The $160,000 original issue discount has been recorded as a debt discount in the accompanying condensed consolidated balance sheet. The debt discount will be amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


NOTE 4 - DEBENTURE (Continued)

The Debenture is repaid as interest only for the first six months with principal payments beginning six months after the closing date through the maturity date of December 31, 2010. Monthly interest is paid at the higher of 11.5% or prime plus 4% (18% if the Company is in default). The Company may prepay the Debenture within the first 120 days with no penalty or premium; after 120 days, it is required to pay a 10% premium. The Debenture is automatically due and payable upon the closing of a qualified financing in the amount of $5,000,000 or more, as disclosed in the Debenture agreement. The Company is also is required to pay down additional principal equal to 35% of excess EBITDA, if any, as defined in the Debenture agreement.

The Debenture is secured by substantially all the assets of the Company and its wholly-owned subsidiaries, and is senior to the convertible notes entered into for the January 2008 Acquisition (see Notes 2 and 6). The Debenture agreement contains various covenants, including prohibitions on future issuances of debt or equity securities, and requirements for minimum monthly revenues and monthly profitability.

The Holder also was granted a 5-year warrant to acquire 3,688,320 shares of the Company's common stock, for an aggregate exercise price of $100, or it can be exercised on a cashless basis. The exercise price is subject to downward adjustment if the Company issues securities at a price less than the exercise price in the future.

The Company entered into a Put and Call Option Agreement (the "Put and Call Option") with the Holder related to the warrant shares. If the Company has repaid the entire principal and interest on the Debenture on or prior to the one-year anniversary of the Debenture, the Company may require on that date, the Holder to sell 75% of the warrants (2,766,240 common shares) at an exercise price equal to $540,000 to the Company. As the Call Option is contingent on a future event with an unknown likelihood, the Call Option has not been accounted for in the accompanying condensed consolidated financial statements.

The Holder has the right to require the Company to repurchase the warrant shares beginning from and after the earlier of (a) the date on which all amounts payable under the Debenture are paid in full; and (b) January 31, 2011 through January 31, 2013, for $1,350,000 (the "Put Option"). As a result of the Put Option, the Company has recorded the value of the associated warrants as a credit of $1,350,000 in derivative and warrant liabilities, with a corresponding debit to debt discount in the accompanying condensed consolidated balance sheet. The debt discount will be amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

Amortization expense for the total debt discount during six months ended June 30, 2008 was $215,080 and $129,429 for the three months ended June 30, 2008.

The Company also entered in to a Registration Rights Agreement with the Holder. This agreement requires the Company to file a registration statement covering the warrant shares by March 31, 2008, and to have such registration statement declared effective 40 to 60 days thereafter, as well as to maintain the effectiveness of such registration. The Company is required to pay a liquidated damages fee of 2% per month of the Debenture amount ($35,200 per month) until the Company is in compliance with this agreement. As of June 30, 2008, the Company was not in compliance with this agreement, and the Holder has waived its rights for default and damages as of this date. Subsquent to June 30, 2008, the Company is out of compliance with this agreement and the Debenture has been reflected as a current liability as of June 30, 2008.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)
NOTE 5 - DEBT


Notes payable consist of the following at June 30, 2008:                                                 June 30,
                                                                                                           2008
Secured  Original  Issue  Discount  Debenture (see Note 4). At June 30, 2008 the
unpaid interest was $16,866.                                                                            $ 1,776,866

Notes payable of $1,750,000 principal to sellers of the January 2008 Acquisition
(see Note 2), bearing interest at 6% per annum payable quarterly,  principal due
December 31, 2010,  convertible  commencing January 1, 2009 at the higher of the average  previous  five days'  closing  stock  price or $1.00 per common  share, secured  by  1,750,000  shares  Company  Series A  Preferred  stock  in  escrow,
including accrued interest of $26,250.                                                                    1,776,250

Notes  payable to various  lenders,  interest at 10%,  convertible  at $0.20 per share,  due December 2010  (includes  $115,885 of accrued  interest added to the principal  balance as part of a refinancing on December 31, 2007).  If converted to common stock, the lenders will receive warrants equal to the number of shares converted,  50% of which will be exercisable at $0.40 per share and 50% of which will be  exercisable at $0.75 per share for two years from the date of issuance.
At June 30, 2008, includes accrued interest of $16,295.                                                     342,193

Note payable to finance company,  due in six quarterly  payments in common stock of principal of approximately  $153,000  beginning  September 2007 (based on the average  closing price of the Company's  common stock prior to the payment date, but no higher than $1.00 per share or less than $0.10 per share)  plus  interest at 10%.  For the six months ended June 30, 2008,  the Company  issued  3,322,060
shares for debt reduction of $332,206.                                                                      297,974

Note  payable  from the April 2006  acquisition,  interest at 12%,  due February
2009. At June 30, 2008, includes accrued interest of $6,717.                                                156,717

Notes  payable  assumed  in June  2007  acquisition  and an  additional  vehicle purchased  in March  2008,  all from to a  finance  company,  collateralized  by automobiles,  bearing  interest at rates ranging from 0% to 2.9%,  principal and
interest due in monthly installments ranging from $472 to $575 through May 2012.                             73,623

Notes  payable to related  party  totaling  $59,850,  plus  accrued  interest of
$3,294; interest ranging from 10% - 12%.                                                                     63,144

Note payable of $50,000 from an individual,  annual  interest at 20%, note is in default and is being  renegotiated.  At June 30, 2008, includes accrued interest
of $12,780.                                                                                                  62,780

Note payable of $25,000 from an individual,  annual interest at 20%, convertible to common at $0.10 per common share, due August 2008. At June 30, 2008, includes
accrued interest of $4,792.                                                                                  29,792


Other                                                                                                        33,858
Unamortized discount on the Debenture (see Note 4)                                                       (1,294,920)
                                                                                                     ----------------

                                                                                                          3,318,277
Less current portion                                                                                     (1,108,261)
                                                                                                     -----------------
                                                                                                      $   2,210,016
                                                                                                     -----------------

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has designated 4,250,000 shares of its preferred stock as series A preferred stock ("Series A Preferred"), with a par value of $0.0001 per share. The Series A Preferred shall rank senior to all other classes of stock relating to liquidation. The shares are non dividend bearing, and have a liquidation preference of $1.00 per share. After January 1, 2009, the Series A Preferred shares are convertible to common shares at a conversion price of 100% of the average closing price for the preceding five days divided by $1.00 per share of Series A Preferred, with a common stock minimum floor value of $1.00 and a maximum ceiling value of $5.00. At June 30, 2008, the outstanding Series A Preferred shares are convertible into 2,500,000 shares of common stock.

During the six months ended June 30, 2008, the Company issued 4,250,000 Series A Preferred shares in connection with the January 2008 Acquisition (see Note 2), as follows: (a) 2,500,000 shares as part of the purchase price; and (b) 1,750,000 shares as security in case of default on the $1,750,000 notes payable (see Note 6). The estimated fair value of the 2,500,000 shares was $400,000 (based on the value of the common shares on the date of issuance as if converted to common stock on that date). As the additional 1,750,000 shares will be returned to the Company upon repayment of the related notes, they are not considered issued for financial reporting purposes and thus are not valued in the accompanying condensed consolidated balance sheet.

Common Stock

During the six months ended June 30, 2008, the Company issued 40,000 shares of restricted common stock and 20,000 warrants exercisable at $0.40 per share and 20,000 warrants exercisable at $0.75 per share for cash totaling $8,000.

During the six months ended June 30, 2008, the Company issued 4,913,373 shares of restricted common stock in connection with the settlement of notes payable and related accrued interest totaling $459,511 with no gain or loss. During the six months ended June 30, 2008, the Company issued 3,760,302 shares of restricted common stock to consultants in connection with services provided for a fair value of $351,616 (based on the related measurement dates). In addition, the Company issued 1,250,000 shares of restricted common stock in connection with the cancellation of the put feature on the bridge loan that was repaid during the six months ended June 30, 2008. These shares were valued at $237,500 and are recorded as a loss on settlement of debt in the accompanying condensed consolidated statement of operations.

During the six months ended June 30, 2008, the Company issued an aggregate of 3,451,962 shares of its common stock as compensation to certain of its employees. The estimated fair value of the shares was $274,667 (based on the related measurement dates), which was expensed in the accompanying statement of operations.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

As of June 30, 2008, the Company had no outstanding options under either plan.

The following represents a summary of the warrants outstanding for the six months ended June 30, 2008:


                                                                               Weighted Average
                                                              Number           Exercise Price
                                                           of Warrants         Per Share
                                                        -------------------   -------------------
   Balance at December 31, 2007                               1,924,199         $   0.64
     Granted                                                  3,728,320            0.006
     Exercised                                                                         -
     Expired/Forfeited                                         (721,699)          ( 0.72)
                                                        -------------------   -------------------
   Balance at June 30, 2008                                   4,930,820          $  0.15
                                                        -------------------   -------------------
   Weighted average fair value of warrants granted:
            June 30, 2008                                 $        0.37
                                                        -------------------

The fair value of each warrant granted during the six months ended June 30, 2008 and 2007, was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranged from 56% - 172%, (iii) weighted average risk-free interest rate ranged from 2.36% - 2.63%, and (iv) average expected life of 0.5 and 4.5 years.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)



NOTE 8 - SUBSEQUENT EVENT

On July 28,  2008,  NexHorizon  Communications,  Inc.  entered  into a Letter Of
Intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

At June 30, 2008, we had $117,494 cash on hand. We intend to use our operating cash flow to continue to support operations. We intend to continue to develop the business opportunity through acquisition and organic growth. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

On January 1, 2008, the Company acquired certain assets, stock and the businesses from two cable TV companies ("Chula Vista Cable, Ltd." and "National City Cable, Inc.") both located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve over 3,400 subscribers offering cable TV, high speed and phone (Voice over Internet Protocol, VoIP) services.

The combined entities were acquired for a total of $5.0 million, paid in $750,000 of cash, 2.5 million shares of Class A Preferred stock with an estimated fair value of $2,500,000 and $1.75 million in the form of a 3-year balloon note bearing interest at 6%, paid quarterly (see Note 2).

On the effective date, the estimated value of the preferred stock if converted to common was $400,000. For accounting purposes, based on the value of the stock, cash and note, the transaction was recorded on the books at $2,900,000 based on the fair market value of the Company's common stock as of completion of the acquisitions on January 1, 2008.

On July 28, 2008, NexHorizon Communications, Inc. announced it has entered into a Letter Of Intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit.

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

Results of Operations

For the Six Months  Ended June 30, 2008  Compared  to Six Months  Ended June 30,
2007

Net Sales

Net sales were $948,431 for the six months ended June 30, 2008, compared to $153,340 for the six months ended June 30, 2007. All sales were a result of our activities involving cable systems and networks. The $795,091 increase in sales is directly attributed to the acquisition of the two San Diego cable companies acquired effective January 1, 2008.

Operating Expenses

Operating expenses were $1,522,812 for the six months ended June 30, 2008, compared to $1,390,739 for the six months ended June 30, 2007. The increase of $132,073, was a result of the acquisition of the two San Diego cable companies, offset by a one-time impairment of goodwill of $1,200,000 in 2007. During the six months ended June 30, 2008, salary expenses include $274,667 non-cash compensation related to salaries of certain members of management paid in common stock rather than cash.

Operating expenses also include other general and administrative expenses of $1,036,169 compared to $105,171 for the six months ended June 30, 2008 and 2007, respectively. Our other general and administrative expense for the six months ended June 30, 2008, approximately $524,462 was for legal, consulting and professional services representing approximately 51% of other general and administrative expenses. The remaining other general and administrative expenses principally consists of compensation expense.

Results of Operations -Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales
Net sales were $475,267 for the three months ended June 30, 2008, compared to $97,714 for the three months ended June 30, 2007. All sales were a result of our activities involving cable systems and networks. The $377,553 increase in sales is directly attributed to the acquisition of the two San Diego cable companies acquired effective January 1, 2008.

Operating Expenses

Operating expenses were $742,737 for the three months ended June 30, 2008, compared to $1,282,566 for the three months ended June 30, 2007. The decrease of $539,829 was a direct result of a one-time impairment of goodwill of $1,200,000 in 2007 from the 2007 acquisition of cable TV systems, offset by an increase in salaries and other general and administrative expenses. During the three months ended June 30, 2008, salary expenses included a $105,917 non-cash compensation related to salaries of certain members of management paid in common stock rather than cash.

Operating expenses also include other general and administrative expenses of $501,449 compared to $13,127, for the three months ended June 30, 2008 and 2007, respectively. Our other general and administrative expense for the three months ended June 30, 2008, approximately $262,147 was for legal, consulting and professional services representing approximately 52% of other general and administrative expenses. . The remaining other general and administrative expenses principally consists of compensation expense.

Liquidity and Capital Resources

As of June 30, 2008, the Company has a working capital deficit of $2,848,047. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash flow from operations during the six months ended June 30, 2008, included net losses of $1,534,174 adjusted for non-cash items of $390,657 in depreciation and amortization expense, $507,155 of stock compensation, $255,418 of accrued interest added to notes payable.

Cash flow from operations during the six months ended June 30, 2007, included net losses of $1,440,157 adjusted for non-cash items of $97,659 in depreciation and amortization expense.

In January 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid with interest only for the first six months and then with principal and interest payments during the remaining months. Payments are made monthly at the higher of 11.5% or prime plus 4%.

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") on January 1, 2008. The combined entities serve over 3,400 subscribers representing approximately $1.6 million in annual historical revenue. The combined entities were acquired for $750,000 of cash,
2.5 million shares of Series A Preferred stock convertible to common after the one year anniversary from the transaction and $1.75 million in the form of a 3 year balloon note bearing interest at 6% annually, paid quarterly.

On July 28, 2008, NexHorizon Communications, Inc. announced it has entered into a Letter Of Intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES.

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


ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFT") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of June 30, 2008, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

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

Management has determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2007 and June 30, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2008.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and June 30, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Beginning in the quarter ended June 30, 2008, we initiated and began to change our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate. During the quarter ended June 30, 2008, we purchased and installed a billing software package throughout the Company and its subsidiaries. Subsequent to the quarter ended June 30, 2008, we purchased and implemented an accounting software package throughout the Company and its subsidiaries. We have incurred approximately $30,000 to date in remediation costs. The aggregate costs of remediation are unknown at this time.


                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

     - The Company is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses at June 30, 2008 in the accompanying consolidated balance sheet related to these claims.

     - The Company is currently in negotiations regarding final repayment of a promissory note from an individual. The Company has included approximately $50,000 plus accrued interest in the accompanying consolidated balance sheet related to this note.

     - In July 2008, the Company received notice of a legal complaint filed against the Company in the District Court of Arapahoe County, Colorado. The complaint alleges that the Company owes funds in the amount of $70,390. Management has contacted counsel regarding the suit. No actions have been taken at this time on the Company's behalf. The Company does not believe the outcome of this case will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


The Company made the following unregistered sales of its securities from April 1, 2008 through June 30, 2008.

                           TITLE OF              NO. OF
     DATE OF SALE         SECURITIES             SHARES     CONSIDERATION
     ------------         ----------             ------     -------------

   4/1/08 - 6/30/08       Common Stock         1,410,449     Note settlement
   4/1/08 - 6/30/08       Common Stock         1,090,502     Services rendered
   4/1/08 - 6/30/08       Common Stock         1,246,078     Salaries


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 16, 2008, a DEF 14A was filed with the Securities and Exchange Commission to record the annual Meeting of Shareholders of NexHorizon Communications, Inc. (the "Company") which will be held at the Company's address located at 9737 Wadsworth Pkwy, Westminster, CO 80021 at 10:00 a.m., Mountain Time on August 25, 2008 in order:

     1. To elect four persons to the Board of Directors for the ensuing year;

     2. To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Common Shares authorized from 50,000,000 to 250,000,000;

     3. To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Preferred Shares authorized from 5,000,000 to 25,000,000, in such classes and series and with such rights, privileges and preferences as the Board may hereafter determine;

     4. To ratify the appointment of our auditors, KMJ Corbin & Company, LLP.

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6.  EXHIBITS.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
          Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1  Cerification  of  Principal  Financial  Officer  pursuant  to
          Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NexHorizon Communications, Inc.
                                  (Registrant)



                            /s/ Calvin D. Smiley Sr.
                            ---------------------------------------------
                                Calvin D. Smiley  Sr., President and Chief
                                Executive Officer


                           August 18, 2008


                           /s/ Daniel M. Smith
                           ----------------------------------------------
                               Daniel M. Smith, Chief Financial Officer

                           August 18, 2008