Form 10-Q
period 2008-09-30
NexHorizon Communications, Inc.
filed 2008-11-19
CIK 1141395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10-Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-33327

                         NEXHORIZON COMMUNICATIONS, INC.
                (Name of the Registrant Specified in its Charter)


               Delaware                               13-4151225
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)

                   9737 Wadsworth Pkwy, Westminster, CO 80021
                     (Address of principal executive office)

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

As of October 31, 2008, there were 40,262,151 shares of the registrant's common stock issued and outstanding.

                         NEXHORIZON COMMUNICATIONS, INC.
                       2008 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements     (Unaudited)                            Page
                                                                           ----

           Condensed Consolidated Balance Sheets -
                  September 30, 2008 and December 31, 2007                  F-1

           Condensed Consolidated Statements of Operations  -
                  Nine months ended September 30, 2008 and 2007             F-2

           Condensed Consolidated Statements of Operations  -
                  Three months ended September 30, 2008 and 2007            F-3

           Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2008 and 2007             F-4

           Notes to Condensed Consolidated Financial Statements             F-6

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                              NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                         CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------


                                                                        September 30,         December 31,
                                                                             2008                 2007
                                                                       -----------------    ------------------
                                                                         (Unaudited)

Current assets:
ASSETS

Cash                                                                           $ 76,346                   $ -
Accounts receivable, net of allowance of $23,273 and
        $11,543, respectively                                                   126,749                14,524
Prepaid expenses and other current assets                                       128,457               109,468
                                                                       -----------------    ------------------
            Total current assets                                                331,552               123,992

Property and equipment, net                                                   3,433,241               361,472

Other assets                                                                     14,244                 7,538
Intangibles, net of accumulated amortization of $25,150
        and $17,605, respectively                                               175,450               182,995
                                                                       -----------------    ------------------

                                                                            $ 3,954,487             $ 675,997
                                                                       =================    ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                     $ 1,908,084           $ 1,758,003
       Accrued expenses                                                         218,025               262,494
       Customer deposits                                                         64,059                     -
       Current portion of notes payable, net of unamortized
       discounts of $1,169,520 and $46,607, respectively                      1,110,274               472,512
                                                                       -----------------    ------------------
            Total current liabilities                                         3,300,442             2,493,009

Notes payable and accrued interest, net of current portion                    2,214,059             1,157,687
Derivative and warrant liabilities                                            1,350,000                     -
                                                                       -----------------    ------------------

            Total liabilities                                                 6,864,501             3,650,696
                                                                       -----------------    ------------------

Commitments and contingencies

Stockholders' deficit:
       Preferred Series A stock, $0.0001 par value; 4,250,000
       shares authorized, 4,250,000 and 0 shares issued,
       respectively and 2,500,000 and 0 shares outstanding,
       respectively (liquidation preference of $2,500,000 at
       September 30, 2008)                                                          250                     -
       Preferred Series B stock, $0.0001 par value, 5,500,000
       shares authorized, 0 shares issued and outstanding                             -                     -
       Preferred Series C stock, $0.0001 par value, 15,250,000
       shares authorized, 0 shares issued and outstanding                             -                     -
       Common stock, $0.0001 par value, 225,000,000 shares authorized,
       40,262,151 and 21,341,418 shares issued and outstanding,
       respectively                                                               4,026                 2,134
       Additional paid in capital                                            11,021,237             8,746,942
       Accumulated deficit                                                  (13,935,527)          (11,723,775)
                                                                       -----------------    ------------------

       Total stockholders' deficit                                           (2,910,014)           (2,974,699)
                                                                       -----------------    ------------------

                                                                            $ 3,954,487             $ 675,997
                                                                       =================    ==================


--------------------------------------------------------------------------------------------------------------
F-1                                      See accompanying notes to condensed consolidated financial statements


                                                                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                     (UNAUDITED)

                                                                         For The Nine Months Ended September 30,


----------------------------------------------------------------------------------------------------------------
                                                                            2008                    2007
                                                                     -------------------     -------------------

Net sales                                                                   $ 1,470,943               $ 262,019

Cost of sales                                                                   420,557                 134,584
                                                                     -------------------     -------------------

Gross profit                                                                  1,050,386                 127,435
                                                                     -------------------     -------------------

Operating expenses:
Salaries and related expenses                                                   772,715                 254,322
Other general and administrative expenses                                     1,627,080                 616,947
Impairment of goodwill                                                                -               1,200,000
                                                                     -------------------     -------------------

          Total operating expenses                                            2,399,795               2,071,269
                                                                     -------------------     -------------------

Loss from operations                                                         (1,349,409)             (1,943,834)

Other income (expense):
   Interest expense                                                            (829,922)               (304,568)
   Loss on settlement of debt, net                                              (49,500)                      -
   Other income                                                                  17,079                       -
                                                                     -------------------     -------------------

           Total other expense                                                 (862,343)               (304,568)
                                                                     -------------------     -------------------

Net loss                                                                   $ (2,211,752)           $ (2,248,402)
                                                                     ===================     ===================


Basic and diluted loss per common share                                         $ (0.07)                $ (0.34)
                                                                     ===================     ===================

Weighted average number of common shares outstanding, basic
 and diluted                                                                 29,742,721               6,638,766
                                                                     ===================     ===================











----------------------------------------------------------------------------------------------------------------
F-2                                        See accompanying notes to condensed consolidated financial statements


                                                                   NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                        (Unaudited)

                                                                           For The Three Months Ended September 30,

-------------------------------------------------------------------------------------------------------------------

                                                                             2008                     2007
                                                                      --------------------     --------------------

Net sales                                                                       $ 522,512                $ 108,679

Cost of sales                                                                      76,675                   33,168
                                                                      --------------------     --------------------

Gross profit                                                                      445,837                   75,511
                                                                      --------------------     --------------------

Operating expenses:
Salaries and related expenses                                                     286,072                  168,754
Other general and administrative expenses                                         506,542                  511,776
                                                                      --------------------     --------------------

         Total operating expenses                                                 792,614                  680,530
                                                                      --------------------     --------------------

Loss from operations                                                             (346,777)                (605,019)

Other income (expense):
  Interest expense                                                               (347,880)                (203,226)
  Other income                                                                     17,079                        -
                                                                      --------------------     --------------------
         Total other expense                                                     (330,801)                (203,226)
                                                                      --------------------     --------------------

Net loss                                                                       $ (677,578)              $ (808,245)
                                                                      ====================     ====================



Basic and diluted loss per common share                                           $ (0.02)                 $ (0.06)
                                                                      ====================     ====================


Weighted average number of common
shares outstanding - basic and diluted                                         35,448,219               14,397,024
                                                                      ====================     ====================











-------------------------------------------------------------------------------------------------------------------
F-3                                           See accompanying notes to condensed consolidated financial statements


                                                                             NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                         Nine Months Ended September 30,
                                                                                      ---------------------------------------
                                                                                            2008                 2007
                                                                                      ------------------  -------------------

Cash flows from operating activities:
      Net loss                                                                             $ (2,211,752)        $ (2,248,402)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                          572,078               48,999
         Common stock issued to pay operating expenses                                        1,014,990              310,806
         Net interest accrued on notes payable                                                  118,302                    -
         Gain on extinguishment of debt                                                        (188,000)                   -
         Common stock issued to settle put option related to note payable                       237,500                    -
         Amortization of the estimated fair value of beneficial conversion features
            and warrants                                                                              -              139,361
         Amortization of common stock issued for prepaid services                                     -                7,500
         Goodwill impairment                                                                          -            1,200,000
         Changes in operating assets and liabilities:
            Accounts receivable                                                                (112,225)             (16,729)
            Prepaid expenses and other current assets                                           (18,989)              39,249
            Customer deposits                                                                    64,059                    -
            Accounts payable and accrued expenses                                               293,612              440,359
                                                                                      ------------------  -------------------

        Net cash used in operating activities                                                  (230,425)             (78,857)
                                                                                      ------------------  -------------------

Cash flows from investing activities:
      Purchase of cable company assets                                                         (750,000)                   -
      Cash acquired in acquisition                                                                    -               27,398
      Purchase of property and equipment                                                       (306,267)             (18,304)
                                                                                      ------------------  -------------------

        Net cash (used in) provided by investing activities                                  (1,056,267)               9,094
                                                                                      ------------------  -------------------

Cash flows from financing activities:
      Proceeds from the issuance of common stock                                                  8,000               46,000
      Proceeds from issuance of notes payable, net of issuance costs                          1,670,000               25,000
      Payments on notes payable                                                                (314,962)              (1,623)
                                                                                      ------------------  -------------------

        Net cash provided by financing activities                                             1,363,038               69,377
                                                                                      ------------------  -------------------

Increase (decrease) in cash                                                                      76,346                 (386)

Cash at beginning of period                                                                           -                  386
                                                                                      ------------------  -------------------

Cash at end of period                                                                          $ 76,346                  $ -
                                                                                      ==================  ===================

Supplemental disclosure of cash flow information -
      Cash paid during the period for:
         Interest                                                                             $ 240,155                  $ -
                                                                                      ==================  ===================
         Income taxes                                                                               $ -                  $ -
                                                                                      ==================  ===================



Supplemental schedule of noncash investing and financing activities:
      Goodwill acquired in acquisition                                                              $ -          $ 1,200,000
                                                                                      ==================  ===================
      Acquisition of fixed assets included in accounts payable                                      $ -            $ 148,138
                                                                                      ==================  ===================
      Fixed assets acquired in acquisition                                                          $ -             $ 46,200
                                                                                      ==================  ===================
      Intangible asset acquired in acquisition                                                      $ -            $ 100,000
                                                                                      ==================  ===================
      Estimated fair value of beneficial conversion feature and warrants                            $ -             $ 69,394
                                                                                      ==================  ===================
      Estimated fair value of common stock issued upon conversion of accounts payable               $ -             $ 16,801
                                                                                      ==================  ===================
      Reclassification of accrued interest to note payable                                          $ -            $ 183,233
                                                                                      ==================  ===================
      Issuance of note payable for prepaid consulting                                               $ -            $ 124,000
                                                                                      ==================  ===================
      Issuance of common stock for prepaid consulting                                               $ -             $ 60,000
                                                                                      ==================  ===================
      Fair value of put option accounted for as a discount on related debt                  $ 1,350,000                  $ -
                                                                                      ==================  ===================
      Conversion of notes payable to common stock                                             $ 615,947            $ 164,456
                                                                                      ==================  ===================
      Cable company assets acquired for:
          Notes payable                                                                     $ 1,750,000                  $ -
                                                                                      ==================  ===================
          Preferred stock                                                                     $ 400,000                  $ -
                                                                                      ==================  ===================
      Issuance of notes payable to acquire equipment                                           $ 49,221                  $ -
                                                                                      ==================  ===================

-----------------------------------------------------------------------------------------------------------------------------
F-5                                                     See accompanying notes to condensed consolidated financial statements

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NexHorizon Communications, Inc. (the "Company") was incorporated in Delaware on January 16, 2001. Prior to January 29, 2007, NexHorizon Communications was named Y-Tel International, Inc. ("Y-Tel"). On January 29, 2007, Y-Tel International, Inc. changed its name to NexHorizon Communications, Inc. ("NexHorizon" or the "Company" hereafter).

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

In January 2008, the Company completed its acquisition of two cable TV companies located in the San Diego metropolitan area (see Note 2). In October 2008, the Company also acquired two additional cable TV systems located in the Tulsa, Oklahoma metropolitan area (see Note 8).

Basis of Presentation

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has a working capital deficit of $2,968,890 at September 30, 2008 and has incurred a net loss of $2,211,752 and negative cash flows from operations of $230,425 during the nine months ended September 30, 2008, which raise substantial doubt about its ability to continue as a going concern. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the public markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NexHorizon Communications, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and certain notes payable, have carrying amounts that approximate their fair values, except for the Debenture (see Note
4), for which an equivalent instrument was not available.

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

Concentration of Credit Risk and Foreign Operations

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100,000 insurance limit. At September 30, 2008 and 2007, the Company did not have any accounts with balances in excess of the FDIC insurance limits.

During the nine months ended September 30, 2008 and 2007, the Company offered its services predominantly to rural customers located within the United States and extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company does not expect any customer to exceed 10% of its sales or total accounts receivable.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to fifteen years. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The estimated amortization expense for the next five years is $10,060 per year. For each of the nine months ended September 30, 2008 and 2007, amortization expense was $7,545, which is recorded in other general and administrative expenses. For each of the three months ended September 30, 2008 and 2007, amortization expense was $2,515.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. As of September 30, 2008, the Company determined that no impairment of its long-lived assets was required. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

At September 30, 2008, the Company had two stock-based compensation plans. No stock-based employee compensation cost was recognized in the statements of operations for the nine months ended September 30, 2008 and 2007 as all options granted to employees under the plans were fully vested prior to January 1, 2006 and none are outstanding.

The Company recorded stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment. The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors, with the only condition for vesting are continued employment or service with the Company during the related vesting period. Option awards are granted with an exercise price deemed appropriate by the board of directors. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. As there were no stock options exercised during the nine months ended September 30, 2008 and 2007, there was no excess tax benefit to the Company.

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

Loss Per Share

Basic earnings per share ("BEPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. All potentially dilutive shares, approximately 3,688,320 shares and 1,130,000 shares for the nine months ended September 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

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

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

The Company has derivative financial instruments which consist of the put and call options on the warrant related to the Debenture (see Note 4). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value of the derivatives and warrants is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. For the nine months ended September 30, 2008, there has been no change in the value of the derivative liability.

Extinguishment of Debt

During the nine months ended September 30, 2008 and 2007, the Company recorded a gain from the extinguishment of certain accounts payable of approximately $188,000 and $0, respectively. The accounts payable are related to the Company's old international telecommunications operations that were not paid. The Company has recorded this gain as a loss on settlement of debt, net in other income for the nine months ended September 30, 2008.

Reclassification.

During the nine months ended September 30, 2008, the gain on extinguishment of debt of $188,000 was reclassified in the condensed consolidated statements of operations from other general and administrative expenses to loss on settlement of debt, net in other income (expense) and interest expense of $104,000 was reclassified from other general and administrative expenses to interest expense.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 except that the FASB has issued a one-year deferral of fair value measurement requirements for non-financial assets and liabilities. The Company's adoption of SFAS No. 157 did not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company's adoption of SFAS 159 did not have a material impact on its financial position or results of operations.

In  December  2007,  the FASB  issued  SFAS No.  141  (Revised  2007),  Business
Combinations. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

NOTE 2 - ACQUISITIONS

On January 1, 2008 pursuant to the Agreement Regarding Sale of Assets of, and Stock in, Two Cable Companies (the "Purchase Agreement"), the Company acquired certain assets, stock and the businesses of two cable TV companies, Chula Vista Cable, Ltd., a California limited partnership ("Chula Vista") and National City Cable, Inc. ("National City") located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve approximately 3,400 subscribers offering cable TV, high speed Internet, and phone (Voice over Internet Protocol, VoIP) services. The results of operations of Chula Vista and National City have been included in the Company's consolidated financial statements since January 1, 2008.

The Company purchased, on the terms and conditions set forth in the Purchase Agreement, substantially all of the assets and the business of Chula Vista and National City, for a total purchase price consisting of cash of $750,000, secured convertible notes payable of $1,750,000, and 2,500,000 shares of Series A Preferred stock with an estimated fair value of $400,000, based on the equivalent common shares into which the Series A Preferred Stock is convertible as of the date of the transaction. The Preferred stock is convertible into the Company's common stock, at the option of the holder, on January 1, 2009. The convertible note payable is secured by 1,750,000 shares of the Company's Series A Preferred stock and requires quarterly interest payments at 6% and one final payment of principal and any unpaid interest in January 2011 (see Note 6).

The assets of the January 2008 Acquisition consist primarily of underground and aerial cable, underground conduit equipment, and a three year non-compete agreement from the sellers. The Company has tentatively allocated the aggregate purchase price of $2,900,000 to underground conduit of $2,400,000 and equipment of $500,000. The Company is depreciating the equipment over a five-year useful life and will start depreciating the underground conduit once it is used in operations. The Company is still in the process of analyzing the fair value of the assets acquired to determine the final purchase price allocation, which it expects to complete during 2008.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 2 - ACQUISITIONS (Continued)

The unaudited pro forma combined historical results, as if the January 2008 Acquisition had been acquired as of the beginning of the nine-month period ended September 30, 2007, are estimated as follows:


                                                              Three Months Ended            Nine Months Ended
                                                              September 30, 2007           September 30, 2007
                                                           --------------------------   --------------------------

        Net sales                                        $                504,000      $             1,447,000

       Net loss                                          $               (873,000)     $            (2,552,000)

        Weighted average common shares outstanding:
             basic and diluted                                         14,397,024                    6,638,766
        Loss per share:
             basic and diluted                           $                 (0.06)      $                 (0.38)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results. The pro forma information does include corporate cost.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2008 and December 31, 2007:



                                               2008                 2007
                                               ----                 ----

      Underground conduit                   $    2,400,000      $            -
      Cable distribution systems                 1,186,182             371,163
      Vehicles                                     101,145              60,512
      Software                                      56,434               6,000
                                             -------------       -------------
                                                 3,743,761             437,675
      Less accumulated depreciation               (310,520)            (76,203)
                                             -------------       -------------

      Fixed assets, net                     $    3,433,241      $      361,472
                                             =============       =============


Depreciation expense for property and equipment for the nine months ended September 30, 2008 and 2007 was $177,013 and $36,424, respectively, and $63,769
and  $26,327  for  the  three  months  ended   September   30,  2008  and  2007,
respectively.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

NOTE 4 - DEBENTURE

On January 31, 2008, the Company executed a three-year Secured Original Issue Discount Debenture for $1,760,000 (the "Debenture") with a finance company (the "Holder"). The Company received proceeds of $1,600,000 from the Holder. The $160,000 original issue discount has been recorded as a debt discount in the accompanying condensed consolidated balance sheet. The debt discount will be amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

The Debenture is repaid as interest only for the first six months with monthly principal payments of $25,000 beginning on July 31, 2008, $35,000 on November 30, 2008, $45,000 on January 31, 2009, $55,000 on July 31, 2009, $65,000 on
January 31, 2010,  $70,000 on April 30, 2010,  $75,000 on July 31, 2010, and one
installment of $210,000 on the maturity date of December 31, 2010. Monthly interest is paid at the higher of 11.5% or prime plus 4% (18% if the Company is in default). The Company may prepay the Debenture within the first 120 days with no penalty or premium; after 120 days, it is required to pay a 10% premium. The Debenture is automatically due and payable upon the closing of a qualified financing in the amount of $5,000,000 or more, as disclosed in the Debenture agreement. The Company is also required to pay down additional principal equal to 35% of excess EBITDA, if any, as defined in the Debenture agreement.

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

The Holder also was granted a 5-year warrant to acquire 3,688,320 shares of the Company's common stock, for an aggregate exercise price of $100, or it can be exercised on a cashless basis. The exercise price is subject to downward adjustment if the Company issues securities at a price less than the exercise price in the future. As of September 30, 2008, the Company has not adjusted the exercise price.

The Company entered into a Put and Call Option Agreement (the "Put and Call Option") with the Holder related to the warrant shares. If the Company has repaid the entire principal and interest on the Debenture on or prior to the one-year anniversary of the Debenture, the Company may require on that date, the Holder to sell 75% of the warrant (2,766,240 common shares) at an exercise price equal to $540,000 to the Company. As the Call Option is contingent on a future event with an unknown likelihood, the Call Option has not been accounted for in the accompanying condensed consolidated financial statements.

The Holder has the right to require the Company to repurchase the warrant shares beginning from and after the earlier of (a) the date on which all amounts payable under the Debenture are paid in full; and (b) January 31, 2011 through January 31, 2013, for $1,350,000 (the "Put Option"). As a result of the Put Option, the Company has recorded the value of the associated warrants as a credit of $1,350,000 in derivative and warrant liabilities, with a corresponding debit to debt discount in the accompanying condensed consolidated balance sheet. The debt discount is being amortized to interest expense over the life of the Debenture on a straight-line basis, which approximates the effective interest method.

Amortization  expense  for the total debt  discount  during  nine  months  ended
September 30, 2008 was $340,481 and $112,067 for the three months ended September 30, 2008.

The Company also entered in to a Registration Rights Agreement with the Holder. This agreement requires the Company to file a registration statement covering the warrant shares by March 31, 2008, and to have such registration statement declared effective 40 to 60 days thereafter, as well as to maintain the effectiveness of such registration. The Company is required to pay a liquidated damages fee of 2% per month of the Debenture amount ($35,200 per month) until the Company is in compliance with this agreement. As of September 30, 2008, the Company was not in compliance with this agreement, and the Holder has waived its rights for default and damages as of this date. Subsequent to September 30, 2008, the Company is out of compliance with this agreement and the Debenture has been reflected as a current liability as of September 30, 2008.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)
NOTE 5 - DEBT



Notes payable consist of the following at September 30, 2008:                        September 30,     December 31,
                                                                                         2008              2007
                                                                                         ----              ----
Notes payable of $1,750,000 dated January 1, 2008 to sellers of the January 2008
Acquisition  (see Note 2), bearing  interest at 6% per annum payable  quarterly, principal due December 31, 2010,  convertible  commencing January 1, 2009 at the higher of the  average  previous  five days'  closing  stock  price or $1.00 per common share,  secured by 1,750,000  shares Company Series A Preferred  stock in
escrow, including accrued interest of $26,250 at September 30, 2008.                $  1,776,250        $        -

Secured  Original Issue  Discount  Debenture (see Note 4). At September 30, 2008
the unpaid interest was $16,387.                                                       1,726,387                 -

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
At September 30, 2008, includes accrued interest of $24,442.                             350,340           325,885

Note payable from the April 2006 acquisition,  interest at 12%, includes accrued
interest of $11,254 at September 30, 2008.                                               161,254           150,000

Note  payable to  finance  company,  including  accrued  interest  of $33,721 at
September 30, 2008,  due in six quarterly  payments in common stock of principal of approximately $153,000 beginning September 2007 (based on the average closing price of the  Company's  common stock prior to the payment  date,  but no higher than $1.00 per share or less than $0.10 per share) plus interest at 10%. For the nine months ended  September 30, 2008, the Company issued  4,886,420  shares for
debt reduction of $488,642.                                                              148,986           595,000

Notes payable to various lenders, interest at 10%, convertible, at the Company's option,  at $0.10 per share,  due  December 31,  2008.  At  September  30, 2008,
includes accrued interest of $542.                                                        70,542                 -

Notes  payable  assumed  in June  2007  acquisition  and an  additional  vehicle purchased  in  March  2008,  all  from  a  finance  company,  collateralized  by automobiles,  bearing  interest at rates ranging from 0% to 2.9%,  principal and
interest due in monthly installments ranging from $472 to $575 through May 2012.          69,122            53,024

Notes  payable to a related party  totaling  $59,850,  plus accrued  interest of
$4,414 at September 30, 2008; interest ranging from 10% - 12%.                            64,264           307,350

Note  payable of $50,000 from an  individual,  annual  interest at 20%,  note is under a repayment  plan. At September  30, 2008,  includes  accrued  interest of
$12,280.                                                                                  62,280            50,000

Note payable of $25,000 from an individual,  annual interest at 20%, convertible to common at $0.10 per common  share,  in default  and is being  negotiated.  At
September 30, 2008, includes accrued interest of $6,042.                                  31,042           148,000



                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 5 - DEBT (Continued)

Other notes payable                                                                       33,386               940
Unamortized discount on the Debenture (see Note 4)                                    (1,169,520)               -
                                                                                ------------------    ----------------

                                                                                       3,324,333         1,630,199
Less current portion                                                                  (1,110,274)         (472,512)

                                                                                ------------------    ----------------

                                                                                $      2,214,059      $  1,157,687
                                                                                ==================    ================

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has designated 4,250,000 shares of its preferred stock as series A preferred stock ("Series A Preferred"), with a par value of $0.0001 per share. The Series A Preferred stock shall rank senior to all other classes of stock relating to liquidation. The shares are non dividend bearing, and have a liquidation preference of $1.00 per share.

During the nine months ended September 30, 2008, the Company issued 4,250,000 Series A Preferred shares in connection with the January 2008 Acquisition (see
Note 2), as follows: (a) 2,500,000 shares as part of the purchase price; and (b) 1,750,000 shares as security in case of default on the $1,750,000 notes payable (see Note 5). The estimated fair value of the 2,500,000 shares was $400,000 (based on the value of the common shares on the date of issuance as if converted to common stock on that date). As the additional 1,750,000 shares will be returned to the Company upon repayment of the related notes, they are not considered outstanding for financial reporting purposes and thus are not valued in the accompanying condensed consolidated balance sheet. After January 1, 2009, the Series A Preferred shares are convertible to common shares at a conversion price of 100% of the average closing price for the preceding five days divided by $1.00 per share of Series A Preferred, with a common stock minimum floor value of $1.00 and a maximum ceiling value of $5.00. At September 30, 2008, the total outstanding Series A Preferred shares are convertible into 2,500,000 shares of common stock.

On August 25, 2008, the Company held its annual shareholders' meeting. There were sufficient votes to pass the expansion of preferred stock from 5,000,000 to 25,000,000 (4,250,000 Series A, 5,500,000 Series B and 15,250,000 Series C).

Common Stock

During the nine months ended September 30, 2008, the Company issued 40,000 shares of restricted common stock and 20,000 warrants exercisable at $0.40 per share and 20,000 warrants exercisable at $0.75 per share for cash totaling $8,000.

During the nine months ended September 30, 2008, the Company issued 6,477,625 shares of restricted common stock in connection with the settlement of notes payable and related accrued interest totaling $615,947 with no gain or loss. During the nine months ended September 30, 2008, the Company issued 4,908,007 shares of restricted common stock to consultants in connection with services provided for a fair value of $556,352 (based on the related measurement dates). In addition, the Company issued 1,250,000 shares of restricted common stock in connection with the cancellation of the put feature on the bridge loan that was repaid during the nine months ended September 30, 2008. These shares were valued at $237,500 and are recorded as a loss on settlement of debt in the accompanying condensed consolidated statement of operations.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

During the nine months ended September 30, 2008, the Company issued an aggregate of 6,245,101 shares of its common stock as compensation to certain of its employees. The estimated fair value of the shares was $458,638 (based on the related measurement dates), which was expensed in the accompanying statement of operations.

On August 25, 2008, the Company held its annual shareholders' meeting. There were sufficient votes to pass the expansion of common stock from 50,000,000 to 250,000,000.


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

As of September 30, 2008, the Company had no outstanding options under either plan.

The following represents a summary of the warrants outstanding for the nine months ended September 30, 2008:


                                                                  Weighted             Weighted
                                                                  Average               Average
                                                                  Exercise             Remaining          Aggregate
                                              Number of            Price              Contractual         Intrinsic
                                               Warrants          Per Share           Terms (Years)          Value
                                             -------------    -----------------    ------------------    -------------

Balance at December 31, 2007                    1,924,199              $0.64                  3.0         $        -
     Grant                                      3,728,320              0.008                  5.0         $  221,224
     Exercised                                          -                  -
     Expired/Forfeited                           (721,699)            (0.72)
                                               ----------       ------------

Balance at September 30, 2008                   4,930,820              $0.15                 3.17         $  221,224
                                               ----------       ------------

Weighted average fair value of warrants granted:
     September 30, 2008                             $0.37


The fair value of each warrant granted during the nine months ended September 30, 2008 and 2007, was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranged from 56% - 172%, (iii) weighted average risk-free interest rate ranged from 2.36% - 2.63%, and (iv) average expected life of 0.5 and 4.5 years.

                NEXHORIZON COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

Litigation
The Company is currently in negotiations regarding the final settlement of termination costs from an acquisition that wasn't consummated. The Company has recorded approximately $64,000 in accrued expenses as of September 30, 2008 in the accompanying consolidated balance sheet related to these claims.

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

NOTE 8 - SUBSEQUENT EVENTS

On July 28, 2008, the Company entered into a Letter Of Intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit, which has not been completed.

Effective October 1, 2008, pursuant to the Agreement Regarding Sale of Assets of Story Communications, LLC, the Company closed its purchase of all of the assets and cable TV systems of Story Communications, LLC located in the Tulsa, Oklahoma metropolitan area. The purchase price consists of cash of $11,500 and 513,500 shares of the Company's Series B Preferred stock. After October 1, 2009, the Series B Preferred stock may convert to the Company's common stock at a conversion price equal to 100% of the average closing price for the preceding 5 days divided by $1.00 per share of Series B Preferred stock. In the event the average closing price for the preceding 5 days is less than the minimum floor price of $1.00 per share or exceeds a maximum ceiling price of $5.00 per share, then conversion shall occur at the floor price. As of October 1, 2008, the 513,500 shares of the Series B Preferred stock had an estimated fair value of $25,675, based on the value of the equivalent common shares into which the Series B Preferred Stock is convertible as of the date of the transaction. The Company has not yet determined an allocation of the purchse price.

On October 9, 2008, the Company executed a $50,000 note payable to an individual. The promissory note is due on or before December 31, 2008, bears interest at 10% per annum, and is convertible at the Company's option at $0.10 per share.

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

Plan of Operations

At September 30, 2008, we had $76,346 cash on hand. We intend to use our operating cash flow to continue to support operations. We intend to continue to develop the business opportunity through acquisition and organic growth. The development of the business opportunity includes continued marketing efforts and product testing over the next twelve months.

On January 1, 2008, the Company acquired certain assets, stock and the businesses from two cable TV companies ("Chula Vista Cable, Ltd." and "National City Cable, Inc.") both located in the San Diego metropolitan area (the "January 2008 Acquisition"). The two entities combined serve over 3,400 subscribers offering cable TV, high speed and phone (Voice over Internet Protocol, VoIP) services.

The January 2008 acquisition was acquired for $750,000 of cash, 2.5 million shares of the Company's Class A Preferred stock with an estimated fair value of $400,000 and a $1.75 million three year secured balloon note bearing interest at 6%, paid quarterly (see Note 2). On the effective close date of January 1, 2008, the estimated fair value of the preferred stock if converted to common was $400,000. For accounting purposes, based on the value of the stock, cash and note, the transaction was recorded on the books at $2,900,000 based on the fair market value of the Company's common stock as of completion of the acquisitions on January 1, 2008.

On July 28, 2008, NexHorizon Communications, Inc. announced it has entered into a letter of intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit, which has not yet been completed.

Effective October 1, 2008, pursuant to the Agreement Regarding Sale of Assets of Story Communications, LLC, the Company closed its purchase of all of the assets and cable TV systems of Story Communications, LLC located in the Tulsa, Oklahoma metropolitan area. The purchase price consists of cash of $11,500 and 513,500 shares of the Company's Series B Preferred stock. After October 1, 2009, the Series B Preferred stock may convert to the Company's common stock at a conversion price equal to 100% of the average closing price for the preceding 5 days divided by $1.00 per share of Series B Preferred stock. In the event the average closing price for the preceding 5 days is less than the minimum floor price of $1.00 per share or exceeds a maximum ceiling price of $5.00 per share, then conversion shall occur at the floor price. As of October 1, 2008, the 513,500 shares of the Series B Preferred stock had an estimated fair value of $25,675, based on the equivalent common shares into which the Series B Preferred Stock is convertible as of the date of the transaction.

On August 25, 2008, the Company held its annual shareholders' meeting. There were sufficient votes to pass the expansion of common and preferred stock from 50,000,000 to 250,000,000 and 5,000,000 to 25,000,000 (4,250,000 Series A,
5,500,000 Series B and 15,250,000 Series C), respectively.

We are dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. We cannot make any assurances that we will be able to raise funds through such activities.

Results of Operations

For the Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales

Net sales were $1,470,943 for the nine months ended September 30, 2008, compared to $262,019 for the nine months ended September 30, 2007. All sales were a result of our activities involving cable TV systems and networks. The $1,208,924 increase in sales is directly attributed to the acquisition of the two San Diego cable TV companies effective January 1, 2008.

Cost of Sales

Cost of sales was $420,557 for the nine months ended September 30, 2008, compared to the $134,584 for the nine months ended September 30, 2007. Cost of sales principally consists of programming, high speed Internet and other direct costs involving cable TV systems and networks. The $285,973 increase in cost of sales is directly attributable to the acquisition of the two San Diego cable TV companies effective January 1, 2008.

Operating Expenses

Operating expenses were $2,399,795 for the nine months ended September 30, 2008, compared to $2,071,269 for the nine months ended September 30, 2007. The increase of $328,526 was a result of the acquisition of the two San Diego cable companies, offset by a one-time impairment of goodwill of $1,200,000 in 2007. During the nine months ended September 30, 2008, salary expenses includes $458,638 of compensation related to salaries of certain members of management that was paid in common stock rather than cash.

Operating expenses also include other general and administrative expenses of $1,627,080 compared to $616,947 for the nine months ended September 30, 2007. Included in our other general and administrative expense for the nine months ended September 30, 2008, approximately $772,418 was for legal, consulting and professional services representing approximately 47% of other general and administrative expenses. The remaining other general and administrative expenses principally consists of operating expense such as non-cash consulting expenses, depreciation, rent and utilities expense.

Other income (expense)

Other income (expense) was $(862,343) for the nine months ended September 30, 2008, compared to $(304,568) for the nine months ended September 30, 2007. The increase of $557,775 in other expense was a result of additional interest expense of $525,000 primarily from the $1,750,000 secured balloon note and the $1,760,000 secured original issue discount debenture that were issued in connection with the January 2008 Acquisition and the loss on settlement of debt of $237,500, offset by the gain on extinguishment of debt of $188,000 during the nine months ended September 30, 2008.

Results of Operations -Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales

Net sales were $522,512 for the three months ended September 30, 2008, compared to $108,679 for the three months ended September 30, 2007. All sales were a result of our activities involving cable systems and networks. The $413,833 increase in sales is directly attributed to the acquisition of the two San Diego cable TV companies acquired effective January 1, 2008.

Cost of Sales

Cost of sales was $76,675 for the three months ended September 30, 2008, compared to the $33,168 for the three months ended September 30, 2007. Cost of sales principally consists of programming, high speed Internet and other direct costs involving cable TV systems and networks. The $43,507 increase in cost of sales is directly attributable to the acquisition of the two San Diego cable TV companies effective January 1, 2008.

Operating Expenses

Operating expenses were $792,614 for the three months ended September 30, 2008, compared to $680,530 for the three months ended September 30, 2007. The increase of $112,084 was a result of the acquisition of the two San Diego cable companies acquired effective January 1, 2008. During the three months ended September 30, 2008, salary expenses included a $183,971 non-cash compensation related to salaries of certain members of management paid in common stock rather than cash.

Operating expenses also include other general and administrative expenses of $506,542 compared to $511,776, for the three months ended September 30, 2008 and 2007, respectively. Included in our other general and administrative expense for the three months ended September 30, 2008, approximately $247,956 was for legal, consulting and professional services representing approximately 49% of other general and administrative expenses. The remaining other general and administrative expenses principally consists of operating expense such as non-cash consulting expenses, depreciation, rent and utilities expense.

Other income (expense)

Other income (expense) was $(330,801) for the three months ended September 30, 2008, compared to $(203,226) for the three months ended September 30, 2007. The increase of $127,575 of expense was a result of the interest expense on the $1,750,000 secured balloon note and the $1,760,000 secured original issue discount debenture issued in connection with the January 2008 Acquisition.

Liquidity and Capital Resources

As of September 30, 2008, the Company has a working capital deficit of $2,968,890. Management recognizes the Company must generate additional resources to enable it to continue operations. The Company will continue to seek working capital through the equity markets. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash flow from operations during the nine months ended September 30, 2008, included net losses of $2,211,752 adjusted for non-cash items of $572,078 in depreciation and amortization expense, $1,014,990 of stock compensation, $118,302 of accrued interest added to notes payable, and $49,500 of net loss on debt extinguishment.

Cash flow from operations during the nine months ended September 30, 2007, included net losses of $2,248,402 adjusted for non-cash items of $48,999 in depreciation and amortization expense.

In January 2008, the Company executed a three-year debenture for approximately $1,760,000. The debenture is repaid with interest only for the first six months and then with principal and interest payments during the remaining months. Payments are made monthly at the higher of 11.5% or prime plus 4%. As of September 30, 2008 the current balance is $1,726,387, including accrued interest of $16,387.

A portion of the debenture proceeds was used to acquire two cable TV companies located in the San Diego metropolitan area ("Chula Vista Cable, Ltd" and "National City Cable, Inc.") on January 1, 2008. The combined entities serve over 3,400 subscribers. The combined entities were acquired for $750,000 of cash, 2.5 million shares of Series A Preferred stock convertible to common after the one year anniversary from the transaction and $1.75 million in the form of a 3 year balloon note bearing interest at 6% annually, paid quarterly.

On July 28, 2008, the Company announced it has entered into a letter of intent to acquire Phoenix Communications Inc. (dba Pine River Cable) headquartered in McBain, Michigan. Pine River provides cable television and wireless Internet services to more than 2,500 customers located in and around McBain, Michigan. The transaction is contingent upon completion of due diligence and audit.

Effective October 1, 2008, the Company closed on the purchase of certain assets and cable TV systems located in the Tulsa, Oklahoma metropolitan area. The assets and systems acquired were purchased from a bank for $11,500 cash and 513,500 Series B Preferred stock. The Preferred stock is convertible to common stock, at the option of the holder, after the one-year anniversary of the transaction. The conversion to common will be based upon the higher of the five day closing average stock price or $1.00 per share.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008.


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


ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFT") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of September 30, 2008, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

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

Management has determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2007 and September 30, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2008.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have authorized the addition of additional staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America. We are in the process of analyzing our processes for all business units and establishing of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we are evaluating the necessary steps to improve the financial reporting of all of our business units and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting. We are currently analyzing the financial impact of the hiring of information technology management staff that is adequately qualified to ensure that the IT general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and September 30, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Beginning in the quarter ended June 30, 2008, we initiated and began to change our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate. During the quarter ended June 30, 2008, we purchased and installed a billing software package throughout the Company and its subsidiaries. During the quarter ended September 30, 2008, we implemented an accounting software package throughout the Company and its subsidiaries and have been evaluating the results upon our internal controls. We have incurred approximately $35,000 to date in remediation costs. The aggregate costs of remediation are unknown at this time.


                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

While the Company is not formally engaged in any litigation, legal proceedings or claims, it is involved in resolving the following issues:

     - The Company is currently in negotiations regarding final settlement of termination cost from an acquisition agreement. The Company has included approximately $65,000 in accrued expenses at September 30, 2008 in the accompanying consolidated balance sheet related to these claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following unregistered sales of its securities from July 1, 2008 through September 30, 2008.


      DATE OF SALE         TITLE OF SECURITIES     NO. OF SHARES       CONSIDERATION
      ------------         -------------------     -------------       -------------

    7/1/08 - 9/30/08           Common Stock          1,564,360         Note settlement valued at $156,436
    7/1/08 - 9/30/08           Common Stock          2,397,705         Services rendered valued at $204,736
    7/1/08 - 9/30/08           Common Stock          2,793,139         Salaries valued at $183,971

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

NONE


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

          Exhibit 31.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2  Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal  Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal  Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                NexHorizon Communications, Inc.
                                (Registrant)



        /s/ Calvin D. Smiley Sr.
        ------------------------------------------
        Calvin D. Smiley Sr., President and Chief Executive Officer


        November 19, 2008


        /s/ Daniel M. Smith
        --------------------------------------------
        Daniel M. Smith, Chief Financial Officer

        November 19, 2008